Form 10-Q
period 2016-03-31
Bats Global Markets, Inc.
filed 2016-05-06
CIK 1659228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-37732

Bats Global Markets, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	42-3583191
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8050 Marshall Drive, Suite 120, Lenexa, Kansas	66214
(Address of Principal Executive Offices)	(Zip Code)

(913) 815-7000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No   ☒

As of April 30, 2016, the registrant had 88,544,920 shares of common stock and 7,818,090 shares of non-voting common stock, $0.01 par value per share, outstanding.

About This Form 10-Q

Throughout this Quarterly Report on Form 10-Q, unless otherwise specified:

•	“Bats Global Markets”, “Bats”, the “Company”, “we,” “us” and “our” refer to Bats Global Markets, Inc.
•	“BZX,” “BYX,” “EDGX,” and “EDGA” refer to our consolidated subsidiaries, each a registered national securities exchange operated in the United States.
•	“Bats Trading” and “Trading” refer to our broker-dealer entity operated in the United States.
•	“DE Route” refers to our former broker-dealer entity operated in the United States.
•

“BTL” refers to Bats Trading Limited, the U.K. operator of our Multilateral Trading Facility, or MTF, and our Regulated Market, or RM, under its Recognized Investment Exchange, or RIE, status, and known as “Bats Europe”.

•	“Chi-X Europe” refers to our broker-dealer operated in the United Kingdom.
•	“Bats Hotspot” and “Hotspot” refer to our foreign currency exchange operated in the United States and the United Kingdom.

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data.  While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q, and the “Risk Factors” section in our final prospectus that was filed with the U.S. Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) on April 15, 2016.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this Quarterly Report on Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in the “Risk Factors” section in this Quarterly Report on Form 10-Q, and under the caption entitled “Risk Factors” in our final prospectus as filed with the SEC on April 15, 2016. You should specifically consider the numerous risks outlined in the “Risk Factors” section in this Quarterly Report on Form 10-Q, and under the “Risk Factors” in our final prospectus.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Except as required by law, we are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Bats Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(in millions, except share data)

	March 31,	December 31,
	2016	2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$77.1	$75.1
Financial investments:
Trading investments, at fair value	0.5	0.5
Available-for-sale investments, at fair value	39.7	47.2
Accounts receivable, net, including $41.3 and $40.3 from related parties at March 31, 2016 and December 31, 2015, respectively	149.6	131.0
Income taxes receivable	—	16.0
Other receivables	4.6	5.4
Prepaid expenses	5.9	5.1
Total current assets	277.4	280.3
Property and equipment, net	26.6	29.6
Goodwill	735.7	741.3
Intangible assets, net	231.1	239.0
Deferred income taxes, net	—	0.6
Investment in EuroCCP	11.7	11.4
Other assets	4.5	4.8
Total assets	$1,287.0	$1,307.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities, including $15.2 to related parties at both March 31, 2016 and December 31, 2015	$91.8	$72.9
Section 31 fees payable	78.4	93.0
Current portion of long-term debt	84.2	83.9
Current portion of contingent consideration liability to related party	6.6	6.6
Total current liabilities	261.0	256.4
Long-term debt, less current portion	552.6	593.7
Contingent consideration liability to related party, less current portion	53.1	58.8
Unrecognized tax benefits	7.7	8.0
Deferred income taxes	1.1	7.4
Other liabilities	2.9	2.8
Commitments and contingencies
Stockholders’ equity (1):
Common stock, $0.01 par value. 362,500,000 voting and 29,000,000 non-voting shares authorized at March 31, 2016 and December 31, 2015; 75,679,753 voting and 21,146,136 non-voting shares issued at March 31, 2016; 74,991,527 voting and 21,146,136 non-voting shares issued at December 31, 2015	1.0	1.0
Common stock in treasury, at cost, 462,879 and 458,237 voting shares at March 31, 2016 and December 31, 2015, respectively	(6.6)	(6.5)
Additional paid-in capital	272.4	270.6
Retained earnings	155.1	125.0
Accumulated other comprehensive loss, net	(13.3)	(10.2)
Total stockholders’ equity	408.6	379.9
Total liabilities and stockholders’ equity	$1,287.0	$1,307.0

(1)	All share amounts have been adjusted to give effect to the 1-for-2.91 stock split in April 2016.

See accompanying notes to condensed consolidated financial statements.

Bats Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Transaction fees, including $123.4 and $140.2 from related parties at March 31, 2016 and 2015, respectively	$371.9	$305.6
Regulatory transaction fees, including $29.1 and $34.8 from related parties at March 31, 2016 and 2015, respectively	78.4	72.1
Market data fees, including $1.3 and $0.7 from related parties at March 31, 2016 and 2015, respectively	37.2	30.5
Connectivity fees and other, including $5.9 and $6.4 from related parties at March 31, 2016 and 2015, respectively	23.4	16.8
Total revenues	510.9	425.0
Cost of revenues:
Liquidity payments, including $131.2 and $137.0 to related parties at March 31, 2016 and 2015, respectively	309.1	257.4
Section 31 fees	78.4	72.1
Routing and clearing, including $11.1 and $9.7 to related parties at March 31, 2016 and 2015 , respectively	11.6	12.7
Total cost of revenues	399.1	342.2
Revenues less cost of revenues	111.8	82.8
Operating expenses:
Compensation and benefits	22.1	17.1
Depreciation and amortization	10.4	7.8
Systems and data communication	4.6	6.1
Occupancy	0.7	0.9
Professional and contract services	2.6	5.3
Regulatory costs	3.0	2.9
Changes in fair value of contingent consideration liability to related party	0.9	—
General and administrative	5.3	11.2
Total operating expenses	49.6	51.3
Operating income	62.2	31.5
Non-operating (expenses) income:
Interest expense, net	(11.5)	(8.1)
Equity in earnings of EuroCCP	0.6	0.3
Other (loss) income	(0.2)	1.0
Income before income tax provision	51.1	24.7
Income tax provision	21.0	9.9
Net income	$30.1	$14.8
Basic earnings per share (1)	$0.32	$0.16
Diluted earnings per share (1)	$0.31	$0.16

Basic weighted average shares outstanding (1)	94.8	94.5
Diluted weighted average shares outstanding (1)	96.0	95.1

(1)	All per share amounts have been adjusted to give effect to the 1-for-2.91 stock split in April 2016.

See accompanying notes to condensed consolidated financial statements.

Bats Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)

	Three Months Ended March 31,
	2016	2015
Net income	$30.1	$14.8
Other comprehensive loss, before tax:
Foreign currency translation adjustments	(10.0)	(12.5)
Other comprehensive loss, before tax	(10.0)	(12.5)
Income tax benefit related to other comprehensive loss	6.9	4.6
Other comprehensive loss, net of tax	(3.1)	(7.9)
Comprehensive income	$27.0	$6.9

See accompanying notes to condensed consolidated financial statements.

Bats Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in millions, except share data)

								Accumulated
	Common stock (1)				Common	Additional		other	Total
	Voting	Class A non-voting	Class B non-voting		stock	paid-in	Retained	comprehensive	stockholders’
	shares outstanding	shares outstanding	shares outstanding	Par value	in treasury	capital	earnings	loss, net	equity
Balance at December 31, 2015	74,533,290	8,993,978	12,152,158	$1.0	$(6.5)	$270.6	$125.0	$(10.2)	$379.9
Common stock issued under employee stock plans	688,226	—	—	—	—	—	—	—	—
Share repurchases	(4,642)	—	—	—	(0.1)	—	—	—	(0.1)
Stock-based compensation	—	—	—	—	—	1.8	—	—	1.8
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(3.1)	(3.1)
Net income	—	—	—	—	—	—	30.1	—	30.1
Balance at March 31, 2016	75,216,874	8,993,978	12,152,158	$1.0	$(6.6)	$272.4	$155.1	$(13.3)	$408.6

(1)All per share amounts have been adjusted to give effect to the 1-for-2.91 stock split in April 2016.

See accompanying notes to condensed consolidated financial statements.

Bats Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$30.1	$14.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10.4	7.8
Amortization of debt issuance cost and debt discount	1.8	1.0
Realized gain on termination of revolving credit facility	—	(1.1)
Loss on disposition of property and equipment	0.1	—
Deferred income taxes	(5.7)	(5.6)
Stock-based compensation expense	1.8	1.1
Changes in fair value of contingent consideration liability to related party	0.9	—
Equity in earnings of EuroCCP	(0.6)	(0.3)
Changes in assets and liabilities:
Receivables, including $1.0 and $1.9 from related parties for the periods ended March 31, 2016 and 2015, respectively	(2.1)	1.1
Trading financial investments, net	—	6.5
Prepaid and other assets	(0.5)	1.0
Accounts payable and accrued expenses, including $0.4 to related parties for the period ended March 31, 2015	19.2	(31.9)
Section 31 fees payable	(14.6)	(35.6)
Payment of contingent consideration liability to related party	(0.9)	—
Unrecognized tax benefit	(0.3)	—
Other liabilities	—	(0.5)
Net cash provided by (used in) operating activities	39.6	(41.7)
Cash flows from investing activities:
Acquisition, net of cash acquired	—	(360.9)
Purchases of available-for-sale financial investments	(45.6)	(48.5)
Proceeds from maturities of available-for-sale financial investments	53.1	61.4
Purchases of property and equipment	(0.7)	(3.6)
Net cash provided by (used in) investing activities	6.8	(351.6)
Cash flows from financing activities:
Proceeds from long-term debt	—	373.8
Principal payments of long term debt	(42.6)	(20.3)
Debt issuance costs and additional debt discount	—	(16.5)
Dividends paid	—	(4.8)
Payment of contingent consideration liability to related party	(5.7)	—
Purchases of treasury stock	(0.1)	—
Net cash (used in) provided by financing activities	(48.4)	332.2
Effect of foreign currency exchange rate changes on cash and cash equivalents	4.0	(2.0)
Increase (decrease) in cash and cash equivalents	2.0	(63.1)
Cash and cash equivalents:
Beginning of year	75.1	122.2
End of year	$77.1	$59.1
Supplemental disclosure of cash paid:
Cash (received) paid for income taxes, net of refunds	$(0.3)	$6.2
Cash paid for interest	(9.6)	(6.9)
Supplemental disclosure of noncash investing activities:
Property and equipment acquired	$—	$0.3
Goodwill acquired	—	308.2
Intangible assets acquired	—	111.0
Other assets acquired	—	5.2
Liabilities assumed	—	(63.8)

See accompanying notes to condensed consolidated financial statements.

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)Organization and Basis of Presentation

Bats Global Markets, Inc. and its consolidated subsidiaries (the Company or Bats) is a global financial technology company that provides trade execution, market data, trade reporting, connectivity and risk management solutions to brokers, market makers, asset managers and other market participants, ultimately benefiting retail and institutional investors across multiple asset classes. The Company’s asset classes comprise listed cash equity securities in the United States (U.S.) and Europe, listed equity options in the United States, and institutional spot foreign currency (FX) globally. The Company is headquartered in the Kansas City, Missouri, area with additional offices in New York, New York, Chicago, Illinois, San Francisco, California, London, United Kingdom (U.K.), and Singapore.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2015.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the condensed consolidated financial statements and accompanying notes. Material estimates that are particularly susceptible change in the near team include the receivable from market data fees, the valuation of goodwill and unrecognized tax benefits. Actual results could differ from those estimates.

In the first quarter of 2016, the Company adopted Accounting Standards Update (ASU) 2015-03, Interest—Imputation of Interest, which simplified the presentation of debt issuance cost by changing the classification of debt issuance cost from an asset to a contra-liability directly deducted from the face amount of the debt to which it relates.  All periods presented have conformed to this new classification, which resulted in a $9.9 million reclassification from total assets to total liabilities as of December 31, 2015.

In the first quarter of 2016, the Company adopted ASU 2015-17, Income Taxes—Balance Sheet Classification of Deferred Taxes in the first quarter of 2016. Deferred tax liabilities and assets are now classified as noncurrent on the consolidated statements of financial condition.  All periods presented have conformed to this new classification, which resulted in a $0.6 million reclassification from current deferred tax assets to deferred income taxes, net as of December 31, 2015.

Initial Public Offering and Stock Split

On April 20, 2016, in connection with the closing of the Company’s initial public offering (IPO) in which certain selling stockholders of the Company sold 15,295,000 shares of existing common stock at a public offering price of $19.00 per share, the Company’s board of directors approved a stock split at a ratio of 1-for-2.91 of each share of the Company’s outstanding common stock, after giving effect to the reclassification of each share of Class A non-voting common stock to voting common stock and Class B non-voting common stock to non-voting common stock.  All references to shares and per-share data in the Company’s condensed consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.  The Company had historically voluntarily disclosed transactions with all stockholders irrespective of beneficial ownership.  The condensed consolidated financial statements herein reflect related party transactions with only

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

related persons, as defined by U.S. GAAP and Item 404 of Regulation S-K under the Securities and Exchange Act (the “Exchange Act”).

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition guidance in ASC 605, Revenue Recognition. The new revenue recognition standard sets forth a five-step revenue recognition model to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to receive in exchange for those goods or services. The standard also requires more detailed disclosures. The standard provides alternative methods of initial adoption and is effective for the Company on January 1, 2017. Early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to January 1, 2018. The Company is currently assessing the impact that this standard will have on the consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). This standard simplifies the accounting for adjustments made to provisional amounts recognized in a business combination. First, it requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer also should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments should be applied prospectively to adjustments to provisional amounts that are identified after December 15, 2015 and that are within the measurement period. Upon transition, an entity would be required to disclose the nature of, and reason for, the change in accounting principle. An entity would provide that disclosure in the first annual period of adoption and in the interim periods within the first annual period. This ASU will have no impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, (Topic 842). The ASU will require organizations that lease assets—referred to as ‘‘lessees’’—to recognize on the consolidated statement of financial condition the assets and liabilities for the rights and obligations created by those leases. The ASU is effective for the Company beginning on January 1, 2019. The Company is still evaluating the effect of this ASU on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323).  The ASU’s purpose is to simply the accounting for equity method investments by eliminating the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. It now requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The update is effective for the Company for the annual reporting period beginning January 1, 2017 and is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue for Contracts with Customers (Topic 606): Principal versus Agent Considerations. The update clarifies implementation guidance on principal versus agent considerations by further explaining that the entity is considered a principal if it controls the promised service before transferring it to the customer. This update is effective for the Company along with ASU 2014-09 for the annual reporting period beginning January 1, 2018. This update is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting.  The ASU’s purpose is to simplify accounting for share-based payment transactions and is effective for the Company for the annual reporting period beginning January 1, 2017, with early adoption permitted. Among other things, the ASU requires that excess tax benefits and tax deficiencies associated with

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

share-based compensation be recognized as income tax provision verses the current requirements to record the impact to additional paid-in capital or income tax provision, depending on circumstances.  This ASU will not have a material impact on the consolidated financial statements.

(2)Acquisitions

Hotspot

On March 13, 2015 (the Hotspot Acquisition Date), the Company completed the acquisition of Hotspot FX Holdings LLC (the Hotspot Transaction) for $365 million in cash and a contingent consideration liability estimated at $62.6 million. This acquisition represents further expansion into non-equity trading businesses for the Company.

The results of Hotspot’s operations have been included in the condensed consolidated financial statements since the Hotspot Acquisition Date.

The amounts of revenue and operating (loss) income of Hotspot are included in the Company’s condensed consolidated statements of income from the Hotspot Acquisition Date to the three months ended March 31, 2016 and 2015 and are as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Revenue	$10.4	$2.4
Operating (loss) income	(1.0)	0.5
Net (loss) income	(0.9)	1.1

The following unaudited pro forma financial information presents the combined results for the three months ended March 31, 2015 including Hotspot had the Hotspot Acquisition Date been January 1, 2015 (in millions, except earnings per share):

Revenue	$434.1
Operating income	35.8
Net income	14.5
Earnings per share:
Basic	$0.15
Diluted	$0.15

The supplemental 2015 pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect the additional depreciation and amortization that would have been charged assuming the adjusted fair values of property and equipment and acquired intangible assets had been applied on January 1, 2015. They include pro forma adjustments of $4.3 million for acquisition-related costs, such as fees to investment bankers, attorneys, accountants and other professional advisors and severance to employees.

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(3)Investments

Financial Investments

The Company’s financial investments with original or acquired maturities longer than three months, but that mature in less than one year from the statement of financial condition date are classified as current assets and are summarized as follows (in millions):

	March 31, 2016
	Cost basis	Unrealized gains	Unrealized losses	Fair value
Available-for-sale:
U.S. Treasury securities	$39.7	$—	$—	$39.7
Trading securities:
U.S. Treasury securities	0.5	—	—	0.5

Total financial investments	$40.2	$—	$—	$40.2

	December 31, 2015
	Cost basis	Unrealized gains	Unrealized losses	Fair value
Available-for-sale:
U.S. Treasury securities	$47.2	$—	$—	$47.2
Trading securities:
U.S. Treasury securities	0.5	—	—	0.5

Total financial investments	$47.7	$—	$—	$47.7

(4)Allowance for Doubtful Accounts

Allowance for doubtful accounts consisted of the following (in millions):

Balance at December 31, 2015	$0.4
Additions:
Charges to income, included in general and administrative expenses	—
Deductions:
Charges for which reserves were provided	—
Balance at March 31, 2016	$0.4

(5)Property and Equipment, Net

Property and equipment consisted of the following as of March 31, 2016 and December 31, 2015 (in millions):

	March 31,	December 31,
	2016	2015
Computer equipment and software	$66.8	$74.1
Office furniture and fixtures	2.2	2.2
Leasehold improvements	8.8	8.8
Total property and equipment	77.8	85.1
Less accumulated depreciation	(51.2)	(55.5)
Property and equipment, net	$26.6	$29.6

Depreciation expense was $3.5 million and $3.6 million for the three months ended March 31, 2016 and 2015, respectively.

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(6)Goodwill and Intangible Assets, Net

The following table presents the details of goodwill by segment (in millions):

	U.S.	European
	Equities	Equities	Global FX	Total
Balance as of December 31, 2015	$253.5	$179.6	$308.2	$741.3
Changes in foreign currency exchange rates	—	(5.6)	—	(5.6)
Balance as of March 31, 2016	$253.5	$174.0	$308.2	$735.7

The following table presents the details of the intangible assets (in millions):

	U.S.	European		Corporate
	Equities	Equities	Global FX	and Other	Total
Balance as of December 31, 2015	$106.6	$32.6	$99.6	$0.2	$239.0
Amortization	(2.0)	(1.3)	(3.6)	—	(6.9)
Changes in foreign currency exchange rates	—	(1.0)	—	—	(1.0)
Balance as of March 31, 2016	$104.6	$30.3	$96.0	$0.2	$231.1

For the three months ended March 31, 2016 and 2015, amortization expense was $6.9 million and $4.2 million, respectively. The estimated future amortization expense is $20.4 million for the remainder of 2016, $23.9 million for 2017, $19.8 million for 2018, $16.3 million for 2019, $13.3 million for 2020, and $9.1 million for 2021.

The following table presents the categories of intangible assets at March 31, 2016 and December 31, 2015 (in millions):

					Weighted
	March 31, 2016				Average
	U.S.	European		Corporate	Amortization
	Equities	Equities	Global FX	and Other	Period
Trademarks and trade names	$1.6	$0.6	$15.3	$—	indefinite
Customer relationships	43.0	41.7	81.2	—	18.6
Noncompete agreements	3.9	—	1.9	—	0.7
Trading registrations and licenses	71.9	10.0	—	—	indefinite
Domain names	—	—	—	0.2	indefinite
Technology	—	—	12.6	—	6.0
Accumulated amortization	(15.8)	(22.0)	(15.0)	—	*
	$104.6	$30.3	$96.0	$0.2

					Weighted
	December 31, 2015				Average
	U.S.	European		Corporate	Amortization
	Equities	Equities	Global FX	and Other	Period
Trademarks and trade names	$1.6	$0.6	$15.3	$—	indefinite
Customer relationships	43.0	43.0	81.2	—	18.6
Noncompete agreements	3.9	—	1.9	—	0.7
Trading registrations and licenses	71.9	10.3	—	—	indefinite
Domain names	—	—	—	0.2	indefinite
Technology	—	—	12.6	—	6.0
Accumulated amortization	(13.8)	(21.3)	(11.4)	—	*
	$106.6	$32.6	$99.6	$0.2

(7)

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(7)Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016	December 31, 2015
Accounts payable	$55.7	$42.9
Deferred income	3.1	1.5
Dividends payable	0.5	0.5
Income tax payable	4.9	—
Accrued expenses	27.6	27.4
Accrued termination benefits	—	0.6
	$91.8	$72.9

(8)Debt

As of March 31, 2016 and December 31, 2015 the long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2016	2015
Term loan	$656.1	$698.7
Less: debt discount	(19.3)	(21.1)
Revolving loan	—	—
Total debt	636.8	677.6
Less: current portion	(84.2)	(83.9)
Total long-term debt	$552.6	$593.7

The unamortized debt discount will be amortized as part of interest expense, net through January 31, 2020, the maturity date of the term loan. The effective interest rate on the term loan was 5.3% at March 31, 2016.

The credit agreement for the term loan contains customary reporting requirements, events of default and affirmative and negative covenants, including a financial covenant not to exceed a maximum leverage ratio measured each quarter through the term of the loan, as further described in the credit agreement. The financial covenant places restrictions concerning the Company’s ability to declare dividends and obtain additional financing, and requires that any proceeds from the sale of assets first be used to pay down the term loan. As of March 31, 2016, the Company was in compliance with the terms of the credit arrangement for the term loan.

The Company has guaranteed the repayment of obligations under the credit agreement and have granted pledges of the shares of certain subsidiaries along with a security interest in certain other assets as collateral.

Interest expense recognized on the term loans and revolving loans is included in interest expense, net in the condensed consolidated statements of income, and for the three months ended March 31, 2016 and 2015 is as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Components of interest expense:
Contractual interest	$9.8	$7.2
Amortization of debt discount	0.9	0.3
Amortization of debt issuance cost	0.9	0.7
Interest expense	$11.6	$8.2

(8)

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(9)Accumulated Other Comprehensive Loss, Net

The following represents the changes in accumulated other comprehensive loss by component, net of tax (in millions):

Foreign currency
translation
adjustment
Balance at December 31, 2015	$(10.2)
Other comprehensive loss, net of tax	(3.1)
Balance at March 31, 2016	$(13.3)

(9)

(10)Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. The types of investments included in Level 1 include listed equities and listed derivatives.

Level 2: Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly, and fair value is determined through the use of models or other valuation methodologies. Investments that are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over‑the‑counter derivatives. A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement.

Level 3: Inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value are based upon the circumstances and the best information available at the time and may require significant management judgment or estimation. Investments that are included in this category generally include equity and debt positions in private companies.

Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. Treasury securities	$39.7	$39.7	$—	$—
Trading securities:
U.S. Treasury securities	0.5	0.5	—	—
Total assets	$40.2	$40.2	$—	$—
Liabilities:
Contingent consideration liability to related party	$59.7	$—	$—	$59.7
Total liabilities	$59.7	$—	$—	$59.7

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. Treasury securities	$47.2	$47.2	$—	$—
Trading securities:
U.S. Treasury securities	0.5	0.5	—	—
Total assets	$47.7	$47.7	$—	$—
Liabilities:
Contingent consideration liability to related party	$65.4	$—	$—	$65.4
Total liabilities	$65.4	$—	$—	$65.4

The following is a description of the Company’s valuation methodologies used for instruments measured at fair value on a recurring basis:

Available-for-sale and trading securities

Financial investments classified as trading and available‑for‑sale consist of highly liquid U.S. Treasury securities. These securities are valued by obtaining feeds from a number of live data sources, including active market makers and inter‑dealer brokers and therefore categorized as Level 1.

Contingent consideration liability

The Company entered into a contingent consideration arrangement with the purchase of Hotspot from a related party on March 13, 2015. The fair value of this liability at March 31, 2016 is $59.7 million.  That value is based on estimates of discounted future cash payments, a significant unobservable input, and is considered a Level 3 measurement.

Fair Value of Financial Instruments

The following table presents the Company’s fair value hierarchy for those financial instruments held by the Company as of March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$77.1	$77.1	$—	$—
Trading investments	0.5	0.5	—	—
Available-for-sale investments	39.7	39.7	—	—
Accounts receivable	149.6	—	149.6	—
Other receivables	4.6	—	4.6	—
Total assets	$271.5	$117.3	$154.2	$—
Liabilities:
Accounts payable	$55.7	$—	$55.7	$—
Section 31 fees payable	78.4	—	78.4	—
Contingent consideration liability to related party	59.7	—	—	59.7
Long-term debt	636.8	—	636.8	—
Total liabilities	$830.6	$—	$770.9	$59.7

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:

Cash and cash equivalents	$75.1	$75.1	$—	$—
Trading investments	0.5	0.5	—	—
Available-for-sale investments	47.2	47.2	—	—
Accounts receivable	131.0	—	131.0	—
Other receivables	5.4	—	5.4	—
Total assets	$259.2	$122.8	$136.4	$—
Liabilities:
Accounts payable	$42.9	$—	$42.9	$—
Section 31 fees payable	93.0	—	93.0	—
Contingent consideration liability to related party	65.4	—	—	65.4
Long-term debt	677.6	—	677.6	—
Total liabilities	$878.9	$—	$813.5	$65.4

The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, accounts payable and Section 31 fees payable approximate fair value due to their liquid or short-term nature.

Long-term debt

The carrying amount of long-term debt approximates its fair value based on quoted LIBOR at both March 31, 2016 and December 31, 2015 and is considered a Level 2 measurement.

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the three months ended March 31, 2016.

	Level 3 Financial Liabilities for the Three Months Ended March 31, 2016
	Balance at	Realized (gains)
	Beginning of	losses during		Balances at end
	Period	period	Settlements	of period
Liabilities
Contingent consideration liability to related party	$65.4	$0.9	$(6.6)	$59.7
Total Liabilities	$65.4	$0.9	$(6.6)	$59.7

(11)Segment Reporting

The Company operates under four reportable segments: U.S. Equities, European Equities, U.S. Options and Global FX. Segment performance is primarily based on operating income (loss). The Company has aggregated all of its corporate costs, as well as other business ventures, within Corporate Items and Eliminations; however, operating expenses that relate to activities of a specific segment have been allocated to that segment.

•

The U.S. Equities segment includes listed cash equities and exchange‑traded products (ETPs) transaction services that occur on BZX, BYX, EDGX and EDGA. It also includes the listed cash equities and exchange‑traded products routed transaction services that occur on Trading and through January 12, 2015, routed transaction services that occurred on DE Route. It also includes the listings business where ETPs and the Company are listed on BZX.

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

•

The European Equities segment includes the pan‑European listed cash equities transaction services, ETPs, exchange‑traded commodities, and international depository receipts that occur on the RIE, operated by BTL. It also includes the listed cash equities and exchange-traded products routed transaction services that occur on Chi-X Europe, as well as the listings business where ETPs can be listed on BTL.

• The U.S. Options segment includes the listed equity options transaction services that occur on BZX and EDGX. It also includes the listed equity options routed transaction services that occur on Trading.

• The Global FX segment includes institutional spot FX services that occur on the Hotspot Platform. The Company acquired Hotspot on March 13, 2015.

Summarized financial data of reportable segments was as follows (in millions):

					Corporate
		European			items and
	U.S. Equities	Equities	U.S. Options	Global FX	eliminations	Total
Three months ended March 31, 2016
Revenues	$406.3	$30.7	$63.5	$10.4	$—	$510.9
Operating income (loss)	50.3	9.9	4.4	(1.0)	(1.4)	62.2

Three months ended March 31, 2015
Revenues	$338.8	$30.0	$53.8	$2.4	$—	$425.0
Operating income (loss)	26.0	8.9	0.9	(4.0)	(0.3)	31.5

(10)

(12)Employee Benefit Plans

The Company offers a 401(k) retirement plan eligible to all U.S. employees. The Company matches participating employee contributions dollar for dollar of up to five percent of salary.  The Company’s contribution amounted to $0.5 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

BTL operates a stakeholder contribution plan and contributes to employee‑selected stakeholder contribution plans. The Company matches participating employee contributions of up to five percent of salary. All employees of BTL are eligible to participate. The Company’s contribution amounted to $0.1 million for both the three months ended March 31, 2016 and 2015 respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

(13)Related Party Transactions

Certain affiliates of stockholders of Bats conduct trading activity through the Company. The extent of such activity is presented in the accompanying condensed consolidated statements of financial condition, income and cash flows.

Certain affiliates of stockholders of Bats also own certain percentages of the term loans outstanding.  As of March 31, 2016, $101.2 million of the Company’s outstanding term loans is held by related parties.

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

In March 2015, the Company entered into a Transaction Services Agreement (TSA) with an affiliate of a certain stockholder, the seller of Hotspot. In connection with this TSA, the following expenses were recorded in the condensed consolidated statements of income for the period indicated:

	Three Months Ended
	March 31, 2016	March 31, 2015
Systems and data communication	$0.1	$—
General and administrative	0.1	—
Total	$0.2	$—

(14)Regulatory Capital

As broker‑dealers registered with the Securities and Exchange Commission (SEC), Trading is subject to the SEC’s Uniform Net Capital rule (Rule 15c3‑1), which requires the maintenance of minimum net capital, as defined. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Trading computes the net capital requirements under the basic method provided for in Rule 15c3‑1.

As of March 31, 2016 and December 31, 2015, Trading is required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. At March 31, 2016 and December 31, 2015, Trading had net capital of $3.3 million and $2.3 million, respectively, which was $2.4 million and $1.8 million, respectively, in excess of its required net capital of $0.9 million and $0.5 million, respectively.

As entities regulated by the Financial Conduct Authority (FCA), BTL is subject to the Financial Resource Requirement (FRR) and Chi-X Europe is subject to the Capital Resources Requirement (CRR). As a RIE, BTL computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. This FRR was $16.7 million at March 31, 2016 and $17.2 million at December 31, 2015. At March 31, 2016 and December 31, 2015, BTL had capital in excess of its required FRR of $12.9 million and $15.0 million, respectively.

As a Banks, Investment firms, PRUdential (BIPRU) 50k firm as defined by the Markets in Financial Instruments Directive of the FCA, Chi‑X Europe computes its CRR as the greater of the base requirement of $0.1 million at March 31, 2016 and December 31, 2015, or the summation of the credit risk, market risk and fixed overheads requirements, as defined. At March 31, 2016 and December 31, 2015, Chi‑X Europe had capital in excess of its required CRR of $0.4 million.

(15)Stock-Based Compensation

The Company utilizes equity award programs for offering long‑term incentives to its employees. The equity incentives have been granted in the form of nonstatutory stock options and restricted stock. In conjunction with these programs, the Company recognized stock-based compensation expense of $1.8 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

There are two equity incentive plans pursuant to which stock options and restricted stock have been granted: the Bats Global Markets, Inc. 2009 Stock Option Plan (2009 Plan) and the Amended and Restated Bats Global Markets, Inc. 2012 Equity Incentive Plan (2012 Plan). Options and restricted stock granted under these plans generally vest over four years. Options and restricted stock granted under the 2009 Plan and 2012 Plan have ten‑year contractual terms. After giving effect to the 1-for-2.91 stock split, pursuant to the 2009 Stock Option Plan, the Company authorized grants of options to full‑time employees to purchase up to 6,388,663 shares of stock. Such shares must be previously unissued or reacquired shares.  Pursuant to the 2012 Plan, the Company is authorized to grant restricted stock or stock options up to 3,710,250 shares (adjusted to give effect to the 1-for-2.91 stock split in April 2016).

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Stock Options

Summary stock option activity is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (years)	value
Outstanding, December 31, 2015	1,946,038	$9.57	5.5	$12,098,084
Exercised	—
Outstanding and expected to vest, March 31, 2016	1,946,038	$9.57	5.3	$12,098,084
Exercisable at March 31, 2016	1,466,892	$8.60	4.1	$10,535,508

Summary of the status of nonvested options is presented below:

		Weighted
		average grant-
Nonvested options	Options	date fair value
December 31, 2015 – Nonvested	479,146	$4.64
Vested	—	—
Granted	—	—
March 31, 2016 – Nonvested	479,146	$4.64

Restricted Stock

Summary restricted stock activity is presented below:

		Weighted
		average
	Number of	grant date
	shares	fair value
Nonvested stock at December 31, 2015	887,778	$14.23
Granted	688,226	15.78
Vested	(10,351)	12.08
Nonvested stock at March 31, 2016	1,565,653	$14.93

The total unrecognized compensation expense related to nonvested restricted stock is approximately $21.3 million, which will be recognized over a weighted average remaining period of 3.4 years.

During the three months ended March 31, 2016 and 2015 the Company purchased 4,642 and 4,371 treasury shares respectively, for $0.1 million during the three months ended March 31, 2016, as the result of 10,351 shares and 10,350 shares of restricted stock vesting, respectively, to satisfy the employee income tax withholdings upon exercise.

(16)Income Taxes

The Company records income tax expense during interim periods based on the best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period.  Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis.  The effective tax rate from continuing operations was 41.1% and 40.1% for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate for the three months ended March 31, 2016 increased primarily due to a deferred tax rate benefit recognized in 2015.

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(17)Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share, after giving effect to the 1-for-2.91 stock split (in millions, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$30.1	$14.8
Denominator:
Weighted average common shares outstanding for basic earnings per share	94.8	94.5
Weighted average effect of dilutive securities:
Stock options and restricted stock	1.2	0.6
Denominator for diluted earnings per share	96.0	95.1
Basic and diluted earnings per share:
Basic earnings per share	$0.32	$0.16
Diluted earnings per share	$0.31	$0.16

Stock options to purchase and restricted stock of 0.5 million shares at March 31, 2016 were outstanding but were not included in the computation of diluted earnings per share as they were anti-dilutive under the treasury stock method.

(18)Commitments and Contingencies

Legal Proceedings

From time to time the Company is involved in various legal proceedings arising in the ordinary course of business. The Company does not believe that the outcome of any of the reviews, inspections or other legal proceedings will have a material impact on the consolidated financial position, results of operations or cash flows; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance.

On April 18, 2014, the City of Providence, Rhode Island filed a securities class action lawsuit in the Southern District of New York against Bats and Direct Edge, as well as 14 other securities exchanges. The action purports to be brought on behalf of all public investors who purchased and/or sold shares of stock in the United States between April 18, 2009 and the present on a registered public stock exchange (Exchange Defendants) or a United States-based alternate trading venue and were injured as a result of the misconduct detailed in the complaint, which includes allegations that the defendants committed fraud through a variety of business practices associated with, among other things, what is commonly referred to as high frequency trading.  On May 2, 2014 and May 20, 2014, American European Insurance Company and Harel Insurance Co., Ltd. each filed substantially similar class action lawsuits against the Exchange Defendants which were ultimately consolidated with the City of Providence, Rhode Island securities class action lawsuit. On June 18, 2015, Judge Jesse Furman of the Southern District of New York held oral argument on the pending Motion to Dismiss and thereafter, on August 26, 2015, the Court issued an Opinion and Order granting Defendant’s Motion to Dismiss, dismissing the Complaint in full. Plaintiff filed a Notice of Appeal of the dismissal on September 24, 2015 and its appeal brief on January 7, 2016.  Respondent’s brief was filed on April 7, 2016. Given the preliminary nature of the proceedings, the Company is unable to estimate what, if any, liability may result from this litigation. However, the Company believes that the claims are without merit and intend to litigate the matter vigorously.

On May 23, 2014 and May 30, 2014, Harold R. Lanier filed three class action lawsuits in the Southern District of New York against Bats and other securities exchanges.  The complaints were identical in all substantive respects, but each related to the dissemination of market data under a different market system – (i) the NASDAQ UTP Plan Market System; (ii) the OPRA Market System; and (iii) the Consolidated Quotation System and the Consolidated Tape System.  Each of the actions purported to be brought on behalf of all subscribers who entered into contracts with the exchanges for the receipt of market data and were injured as a result of the misconduct detailed in the complaints, which includes allegations that the defendants did not provide market data services in a non-discriminatory manner or provide

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

subscribers with “valid” data (i.e., data that is accurate and not stale).  On January 16, 2015, Judge Katherine Forrest of the Southern District of New York held oral argument on the pending Motion to Dismiss and thereafter, on April 28, 2015, the Court filed an Opinion and Order granting the exchange defendants’ Motion to Dismiss, terminating all three class action lawsuits with prejudice.  On May 20, 2015, Plaintiff filed a Notice of Appeal of the dismissal and on September 1, 2015, Appellant filed its appeal brief. Respondent’s brief was filed on November 24, 2015 and Appellant’s reply brief was filed on December 8, 2015.  Oral argument was held on March 3, 2016. Given the preliminary nature of the proceedings, the Company is unable to estimate what, if any, liability may result from this litigation. However, the Company believes that the claims are without merit and intend to litigate the matter vigorously.

Securities Industry and Financial Markets Association (“SIFMA”) has filed a number of denial of access applications with the SEC to set aside proposed rule changes to establish or modify fees for Bats market data products and related services.  Each application is being held in abeyance pending a decision on a separate SIFMA denial of access application currently before the SEC’s Chief Administrative Law Judge, or ALJ, regarding fees proposed by Nasdaq and the NYSE for their respective market data products. An adverse ruling in that matter could cause the SEC to more closely examine exchange market data fees, which in turn could result in the Company having to reduce the fees it charges for market data.

In addition, as a self-regulatory organization under the jurisdiction of the SEC, the Company is subject to routine reviews and inspections by the SEC, Bats Trading is subject to reviews and inspections by the Financial Industry Regulatory Authority (“FINRA”), and BTL and Chi-X Europe are subject to regulatory oversight in the United Kingdom by the FCA. The Company has from time to time received inquiries and investigative requests from the SEC’s Office of Compliance Inspections and Examinations as well as the Division of Enforcement seeking information about the Company’s compliance with the federal securities laws as well as the Company’s members’ compliance with the federal securities laws.

(19)Subsequent Events

On April 1, 2016, the Company acquired ETF.com, a provider of ETF data, news and analysis, with approximately $3.0 million in annual revenue.

On April 20, 2016, the Company completed its IPO of 15,295,000 shares of common stock for cash consideration of $19.00 ( $17.86 per share net of underwriting discounts) for an aggregate offering price of $290.6 million, including the exercise in full by the underwriters of their option to purchase additional shares. In connection with the IPO, selling stockholders paid the underwriters a discount of $1.14 per share, for a total underwriting discount of approximately $15.2 million. In addition, the Company expensed as incurred professional fees and other expenses estimated at $3.3 million in connection with the IPO. The Company did not receive any proceeds from the IPO.

On April 20, 2016, the Company filed an amended and restated certificate of incorporation and a certificate of amendment of the amended and restated certificate of incorporation (together, the “Amended and Restated Certificate”) with the Secretary of State of the State of Delaware in connection with the closing of the IPO. The Amended and Restated Certificate amends and restates in its entirety the Company’s certificate of incorporation to, among other things: (i) reclassify each share of the Company's existing capital stock designated as Class A non-voting common stock as one share of common stock and reclassify each share of the Company's existing capital stock designated as Class B non-voting common stock as one share of non-voting common stock, (ii) immediately following the stock reclassification described above and prior to the completion of the IPO, declare a 1-for-2.91 stock split of all outstanding common stock and non-voting common stock, (iii) authorize 362,500,000 shares of common stock; (iv) authorize 29,000,000 shares of non-voting common stock; and (v) authorize 43,500,000 shares of preferred stock.

On May 4, 2016, the Board of Directors declared a regular quarterly cash dividend of $0.08 per share on the Company’s outstanding common stock, which is payable on September 28, 2016, to stockholders of record at the close of business on September 14, 2016.

There have been no additional subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the quarter ended March 31, 2016.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q and with our audited consolidated financial statements included in our final prospectus filed with the SEC on April 15, 2016.

Overview

We are a leading global operator of securities exchanges and other electronic markets enabled by world-class technology. We provide trade execution, market data, trade reporting, connectivity and risk management solutions to brokers, market makers, asset managers and other market participants, ultimately benefiting retail and institutional investors across multiple asset classes. Our principal objective is to improve markets by maximizing efficiency and mitigating trade execution risk for market participants. Our asset class focus currently comprises listed cash equity securities in the United States and Europe, listed equity options in the United States and institutional spot FX globally, as well as ETPs, including ETFs, in the United States and Europe.

Business Segments

We currently operate along four business segments. Our management allocates resources, assesses performance and manages our business according to these segments:

U.S. Equities. Our U.S. Equities segment includes listed cash equities and ETP transaction services that occur on BZX, BYX, EDGX and EDGA. It also includes the listed cash equities and exchange‑traded products routed transaction services that occur on Trading and through January 12, 2015 routed transaction services that occurred on DE Route. It also includes the listings business where ETPs and the Company are listed on BZX.

European Equities. Our European Equities segment includes the pan‑European listed cash equities transaction services, ETPs, exchange‑traded commodities, and international depository receipts that occur on the RIE operated by BTL. It also includes the listed cash equities and exchange-traded products routed transaction services that occur on Chi-X Europe, as well as the listings business where ETPs can be listed on BTL.

U.S. Options. Our U.S. Options segment includes the listed equity options transaction services that occur on BZX and EDGX. It also includes the listed equity options routed transaction services that occur on Trading.

Global FX. Our Global FX segment includes institutional spot FX services that occur on the Hotspot Platform. The Company acquired Hotspot on March 13, 2015.

Key Events

We consider the following significant recent milestones in our history.

•	January 2014: Acquired Direct Edge Holdings LLC in the “Direct Edge Acquisition”, which included the two exchanges, EDGX and EDGA.

•	January 2015: Integrated the EDGX and EDGA exchange operations into the Bats technology platform.

•

March 2015: Acquired Hotspot FX Holdings, LLC in the “Bats Hotspot Acquisition” which included KCG Hotspot FX LLC, the operator of an electronic trading platform for institutional spot FX, or the Bats Hotspot Platform.

•	September 2015: Launched Bats Hotspot exchange in London.

•	November 2015: Launched EDGX Options.

•	April 2016: Acquired ETF.com, a provider of ETF data, news and analysis.

•	April 2016: Completed IPO of 15,295,000 shares of common stock for $19.00 per share.

•	April 2016: Completed a 1-for-2.91 stock split.

Factors Affecting Results of Operations

In broad terms, our business performance is impacted by a number of drivers, including macroeconomic events affecting the risk and return of financial assets, investor sentiment, the regulatory environment for capital markets, and changing technology, particularly in the financial services industry. Our future revenues and net income will continue to be influenced by a number of domestic and international economic trends, including:

•

trading volumes in listed cash equity securities and ETPs in both the U.S. and Europe, volumes in listed equity options and volumes in institutional spot FX trading, which are driven primarily by overall macroeconomic conditions;

•

the demand for information about, or access to, our markets, which is dependent on the products we trade, our importance as a liquidity center and the quality and pricing of our data and access services;

•	continuing pressure in transaction fee pricing due to intense competition in the United States and Europe;
•	regulatory changes relating to market structure or affecting certain types of instruments, transactions, pricing structures, capital market participants or reporting or compliance requirements; and
•	technological advances and member demand for speed, efficiency and reliability.

Currently our business drivers are defined by investors' and companies' cautiously optimistic outlook about the pace of global economic recovery. The U.S. and European listed cash equity securities markets have historically experienced growth in trading volumes. From time to time, however, volumes have declined due to economic performance, changes in volatility and other related factors.

Although some major U.S. market indices reached record levels in 2014, European equity markets have not performed as well and many remain below their pre-financial crisis highs. Because a number of significant structural and political issues continue to confront the global economy, instability could return at any time, resulting in an increased level of market volatility, oscillating trading volumes and a return of market uncertainty. In contrast, many of the largest customers of our transactional businesses continue to adapt their business models as they address the implementation of regulatory changes initiated following the global financial crisis.

Financial Summary

The following summarizes changes in financial performance for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(in millions, except trading days, percentages and as noted below)
Total revenues	$510.9	$425.0	$85.9	20.2%
Total cost of revenues	399.1	342.2	56.9	16.6%
Revenues less cost of revenues	111.8	82.8	29.0	35.0%
Total operating expenses	49.6	51.3	(1.7)	(3.3%)
Operating income	62.2	31.5	30.7	97.5%
Income before income tax provision	51.1	24.7	26.4	106.9%
Income tax provision	21.0	9.9	11.1	112.1%
Net income	$30.1	$14.8	$15.3	103.4%
EBITDA(1)	73.0	40.6	32.4	79.8%
EBITDA margin(2)	65.3%	49.0%	16.3%	*
Normalized EBITDA(1)	$75.4	$45.2	$30.2	66.8%
Normalized EBITDA margin(3)	67.4%	54.6%	12.8%	*
Adjusted earnings(4)	$35.6	$20.1	$15.5	77.1%
Adjusted earnings margin(5)	31.8%	24.3%	7.6%	*
Diluted weighted average shares outstanding	96.0	95.1	0.9	0.9%
Diluted adjusted earnings per share	$0.37	$0.21	$0.16	75.7%
U.S. Equities:
Average Daily Volume (ADV):
Matched shares ADV (in billions)	1.8	1.4	0.4	28.6%
Routed shares ADV (in billions)	0.1	0.1	-	—
Total touched shares ADV (in billions)	1.9	1.5	0.4	26.7%
Market ADV (in billions)	8.6	6.9	1.6	23.7%
Trading days	61	61	0	—
Bats ETPs (in billions of shares)	31.3	20.9	10.4	49.8%
Bats ETPs: launches (number of launches)	13	3	10	333.3%
Bats ETPs: listings (number of listings)	70	31	39	125.8%
European Equities (in billions of ADNV)
Average Daily Notional Value (ADNV):
Matched and touched ADNV (in billions)	€12.6	€13.0	€(0.3)	(2.6%)
Market ADNV (in billions)	53.7	54.7	(1.0)	(1.8%)
Trading days	62	63	-1	(1.6%)
Average Euro/British pound exchange rate	£0.770	£0.744	£0.026	3.5%
U.S. Options:
ADV:
Matched contracts	1.7	1.4	0.3	22.4%
Routed contracts	—	—	—	*
Total touched contracts	1.7	1.4	0.3	22.4%
Market ADV	16.8	15.9	0.9	5.4%
Trading days	61	61	0	0.0%
Global FX:
ADNV (in billions)	$29.4	$31.4	$(2.0)	(6.4%)
Trading days	64	13	51	*
Market share:
U.S. Equities	21.3%	20.8%	0.5%	*
ETPs	26.2%	21.8%	4.4%	*
ETPs: launches	30.0%	5.0%	25.0%	*
ETPs: listings	3.8%	1.8%	2.0%	*
European Equities	23.5%	23.7%	(0.2%)	*
U.S. Options	10.2%	8.8%	1.4%	*

Net capture:
U.S. Equities (net capture per one hundred touched shares) (6)	$0.019	$0.021	$(0.002)	(9.5%)
European Equities (net capture per matched notional value in basis points) (7)	0.143	0.130	0.013	10.0%
U.S. Options (net capture per touched contract) (8)	$0.051	$0.019	$0.032	168.4%
Global FX (net capture per one million dollars traded) (9)	$2.73	$2.96	$(0.23)	(7.9%)
Average British pound/U.S. dollar exchange rate	$1.432	$1.545	$(0.11)	(7.3%)

*  Not meaningful

(1)"EBITDA" is defined as income before interest, income taxes, depreciation and amortization. Normalized EBITDA is defined as EBITDA before acquisition-related costs, IPO costs, debt restructuring costs, and gain on extinguishment of revolving credit facility. EBITDA and Normalized EBITDA do not represent, and should not be considered as, alternatives to net income or cash flows from operations, each as determined in accordance with U.S. GAAP. We have presented EBITDA and Normalized EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors and other interested parties in the evaluation of companies. In addition, we use Normalized EBITDA as a measure of operating performance for preparation of our forecasts, evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility and calculating employee and executive bonuses. Other companies may calculate EBITDA and Normalized EBITDA differently than we do. EBITDA and Normalized EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP.

The following is a reconciliation of net income to EBITDA and Normalized EBITDA:

	Three Months Ended March 31,
	2016						2015
	U.S. Equities	European Equities	U.S. Options	Global FX	Corporate	Total	U.S. Equities	European Equities	U.S. Options	Global FX	Corporate	Total

Net income (loss)	$49.4	$8.4	$4.3	$(0.9)	$(31.1)	$30.1	$26.0	$9.2	$0.9	$(4.0)	$(17.3)	$14.8
Interest	—	—	—	—	11.5	11.5	—	—	—	—	8.1	8.1
Income tax provision	0.9	2.0	—	—	18.1	21.0	—	—	—	—	9.9	9.9
Depreciation and amortization	4.3	1.5	0.5	4.1	—	10.4	4.7	2.1	0.5	0.5	—	7.8
EBITDA	54.6	11.9	4.8	3.2	(1.5)	73.0	30.7	11.3	1.4	(3.5)	0.7	40.6
Acquisition-related costs	0.1	—	—	0.9	—	1.0	0.8	—	—	4.3	—	5.1
IPO costs	—	—	—	—	1.4	1.4	—	—	—	—	—	—
Debt restructuring	—	—	—	—	—	—	—	—	—	—	0.5	0.5
Gain on extinguishment of revolving credit facility	—	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Normalized EBITDA	$54.7	$11.9	$4.8	$4.1	$(0.1)	$75.4	$31.5	$11.3	$1.4	$0.8	$0.2	$45.2

(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.

(3)Normalized EBITDA margin represents Normalized EBITDA divided by revenues less cost of revenues.

(4)"Adjusted earnings" is defined as net income adjusted for amortization, acquisition-related costs, IPO costs, debt restructuring costs and gain on extinguishment of revolving credit facility, net of tax. Adjusted earnings does not represent, and should not be considered as, an alternative to net income, as determined in accordance with U.S. GAAP. We have presented Adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of electronic exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate Adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

The following is a reconciliation of net income to Adjusted earnings:

	Three Months Ended March 31,
	2016	2015

Net income	$30.1	$14.8
Amortization	6.9	4.2
Acquisition-related costs	1.0	5.1
IPO costs	1.4	—
Debt restructuring	—	0.5
Gain on extinguishment of revolving credit facility	—	(1.0)
Tax effect of amortization and other items	(3.8)	(3.5)
Adjusted earnings	$35.6	$20.1

(5)Adjusted earnings margin represents Adjusted earnings divided by revenues less cost of revenues.

(6)‘‘net capture per one hundred touched shares’’ refers to annual transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth ADV of touched shares on BZX, BYX, EDGX and EDGA and the number of trading days.

(7)‘‘net capture per matched notional value’’ refers to annual transaction fees less liquidity payments in British pounds divided by the product of ADNV in British pounds of shares matched on Bats Europe and the number of trading days.

(8)‘‘net capture per touched contract’’ refers to annual transaction fees less liquidity payments and routing and clearing costs divided by the product of ADV of touched contracts and the number of trading days.

(9)‘‘net capture per one million dollars traded’’ refers to annual transaction fees less liquidity payments, if any, divided by the product of one-thousandth of ADNV traded on the Bats Hotspot FX market and the number of trading days, divided by two, which represents the buyer and seller that are both charged on the transaction.

Revenues

Total revenues increased primarily as a result of higher transaction fees due to a 23.7% increase in U.S. equities market volume in the three months ended March 31, 2016. The following summarizes changes in revenues for the three months ended March 31, 2016, compared to the three months ended March 31, 2015:

	Three Months Ended March 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(in millions, except percentages)
Transaction fees	$371.9	$305.6	$66.3	21.7%
Regulatory transaction fees	78.4	72.1	6.3	8.7%
Market data fees	37.2	30.5	6.7	22.0%
Connectivity fees and other	23.4	16.8	6.6	39.3%
Total revenues	$510.9	$425.0	$85.9	20.2%

Transaction Fees

Transaction fees increased largely driven by our U.S. Equities segment where transaction fees increased $51.5 million due to increased market volume from an ADV of 6.9 billion shares in 2015 to an ADV of 8.6 billion shares in 2016. The U.S. Options segment contributed $7.5 million to the increase driven by an increase in market share from 8.8% in 2015 to 10.2% in 2016. The Global FX segment also contributed $7.9 million to the increase in 2016 revenues due to the Bats Hotspot Acquisition in March 2015.

Regulatory Transaction Fees

Regulatory transaction fees increased due to a 23.7% increase in U.S. Equities market ADV.

Market Data Fees

Market data fees increased because of a pricing change made in the third quarter of 2015 to proprietary market data that added an additional $2.7 million to 2016. We also received approximately $1.4 million in audit recoveries from the U.S. tape plans in 2016.

Connectivity Fees and Other

Connectivity fees and other revenues increased primarily due to a U.S. Equities and U.S. Options pricing change to logical ports in 2015 contributing $4.3 million and $0.9 million, respectively.

Cost of Revenues

Cost of revenues increased primarily due to a 23.7% increase in U.S. equities market ADV in 2016 and the increase in our U.S. Equities segment market share from 20.8% in 2015 to 21.3% in 2016. Our U.S. Options segment market share also increased from 8.8% in 2015 to 10.2% in 2016, increasing liquidity payments. The following summarizes changes in cost of revenues for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	Three Months Ended March 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(in millions, except percentages)
Liquidity payments	$309.1	$257.4	$51.7	20.1%
Section 31 fees	78.4	72.1	6.3	8.7%
Routing and clearing	11.6	12.7	(1.1)	(8.7%)
Total cost of revenues	$399.1	$342.2	$56.9	16.6%

Liquidity Payments

Liquidity payments increased with the U.S. Equities segment contributing $48.7 million to the increase, driven by a 23.7% increase in market ADV. The U.S. Options segment liquidity payments increased $3.9 million, primarily driven by increased market share from 8.8% in 2015 to 10.2% in 2016.

Section 31 Fees

Section 31 fees increased for the reasons stated previously under "—Revenues—Regulatory Transaction Fees."

Routing and Clearing

Routing and clearing fees decrease was driven by a 10.0% decrease of routed volume in our U.S. Options segment in the three months ended March 31, 2016.

Revenues Less Cost of Revenues

Revenues less cost of revenues increased driven by several factors, including pricing changes of connectivity fees in the second quarter of 2015 that contributed $4.3 million to the increase, the additional Bats Hotspot revenue from the Bats Hotspot Acquisition in March 2015 of $7.9 million, and a $3.9 million increase in tape plan revenue due to the increased market share in U.S. Equities. The following summarizes the components of revenues less cost of revenues for the three months ended March 31, 2016, presented as a percentage of revenues less cost of revenues and compared to the three months ended March 31, 2015:

				Percentage of Revenues Less Cost of Revenues
	Three Months Ended March 31,		Percent	Three Months Ended March 31,
	2016	2015	Change	2016	2015
	(in millions)
Transaction fees less liquidity payments and routing and clearing costs	$51.2	$35.5	44.2%	45.8%	42.9%
Market data fees	37.2	30.5	22.0%	33.3%	36.8%
Connectivity fees	23.4	16.8	39.3%	20.9%	20.3%
Revenues less cost of revenues	$111.8	$82.8	35.0%	100.0%	100.0%

Fluctuations in Revenues Less Cost of Revenues

Fluctuations in revenues less cost of revenues are driven by various factors. Volume variances are driven by changes in overall industry volume and our share of those volumes, while net capture variances are driven primarily by pricing changes. The following summarizes the fluctuations in revenues less cost of revenues for the three months ended March 31, 2016 and attributes the fluctuations to various sources:

		Percentage
	Total	of Total
	(in millions)

Market volume	$4.2	14.5%
Market share	5.6	19.3%
Net capture	2.8	9.7%
Bats Hotspot acquisition	7.9	27.2%
Connectivity and other	8.5	29.3%
Revenues less cost of revenues	$29.0	100.0%

Transaction Fees Less Liquidity Payments and Routing and Clearing Costs

Transaction fees less liquidity payments and routing and clearing costs increased primarily driven by Global FX revenue of $7.9 million due to the Bats Hotspot Acquisition in first quarter 2015, an increase in U.S. Options market share from 8.8% in 2015 to 10.2% in 2016 and a 23.7% increase in market ADV in U.S. Equities that contributed $3.7 million and $3.8 million, respectively.

Market Data Fees

Market data fees increased due to an increase in U.S. Equities market share from 20.8% in 2015 to 21.3% in 2016 that contributed $2.3 million and an audit recovery from the U.S. tape plans recorded in 2016 of $1.4 million. The remainder of the increase was due to pricing changes in proprietary market data that was implemented in the second quarter of 2015. For purposes of calculating these percentages, we have not attributed any incremental costs associated with providing trading and quoting information to the U.S. tape plans.

Connectivity Fees

Connectivity fees increased due to the U.S. Equities logical port fee pricing changes implemented in second quarter 2015.

Operating Expenses

Total operating expenses decreased primarily due to the $5.9 million decrease of general and administrative expenses.  This was driven by an accelerated expense of certain leased servers in the first quarter of 2015 and a decrease in professional fees due to the fees incurred for the Bats Hotspot Acquisition in the first quarter of 2015. This was offset by a $4.1 million increase in compensation and benefits as the Bats Hotspot associates were included for the entire quarter in 2016. The following summarizes changes in operating expenses for the three months ended March 31, 2016, compared to the three months ended March 31, 2015:

	Three Months Ended March 31,		Increase/	Percent
	2016	2015	(Decrease)	Change
	(in millions, except percentages)
Operating expenses:
Compensation and benefits	$22.1	$17.1	$5.0	29.2%
Depreciation and amortization	10.4	7.8	2.6	33.3%
Systems and data communication	4.6	6.1	(1.5)	(24.6%)
Occupancy	0.7	0.9	(0.2)	(22.2%)
Professional and contract services	2.6	5.3	(2.7)	(50.9%)
Regulatory costs	3.0	2.9	0.1	3.4%
Change in fair value of contingent consideration liability	0.9	—	0.9	*
General and administrative	5.3	11.2	(5.9)	(52.7%)
	$49.6	$51.3	$(1.7)	(3.3%)

Compensation and Benefits

Compensation and benefits increased primarily driven by the additional Bats Hotspot employees who were included for the entire quarter in 2016, compared to only 12 days in 2015.

Depreciation and Amortization

Depreciation and amortization increased primarily reflecting the additional amortization recorded for the intangible assets acquired with the Bats Hotspot Acquisition in March 2015.

Systems and Data Communication

Systems and data communication costs decreased primarily due to synergies achieved as the Direct Edge legacy data center space was terminated in the second quarter of 2015.

Occupancy

Occupancy expenses decreased primarily driven by the termination of the lease of the Direct Edge office space in the second quarter of 2015.

Professional and Contract Services

Professional and contract services fees decreased primarily due to professional fees incurred in 2015 related to the Bats Hotspot Acquisition of $4.3 million offset by the expense for services rendered in preparation of being a public company of $1.5 million recorded in 2016.

General and Administrative

General and administrative expenses decreased due primarily to the $6.0 million accelerated expense of legacy Direct Edge servers that are no longer being used after the Direct Edge technology integration in January 2015.

Operating Income

As a result of the items above, operating income for the three months ended March 31, 2016 was $62.2 million, compared to $31.5 million for the three months ended March 31, 2015, an increase of $30.7 million, or 97.5%.

Interest Expense, Net

Interest expense, net increased by $3.4 million to $11.5 million for the three months ended March 31, 2016, compared with $8.1 million for the three months ended March 31, 2015. This was due to the additional debt issued in March 2015 to finance the Bats Hotspot Acquisition.

Other (Loss) Income

Other (loss) income decreased by $1.2 million for the three months ended March 31, 2016. This decrease was due to the foreign currency gain on the revolving credit facility when it was extinguished in March 2015.

Income Before Income Tax Provision

As a result of the above, income before income tax provision for the three months ended March 31, 2016 was $51.1 million, compared to $24.7 million for the three months ended March 31, 2015, an increase of $26.4 million.

Income Tax Provision

For the three months ended March 31, 2016, the income tax provision was $21.0 million compared with $9.9 million for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 was 41.1%, compared to 40.1% for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 increased primarily due to a deferred tax rate benefit recognized in 2015.

Net Income

As a result of the items above, net income for the three months ended March 31, 2016 was $30.1 million, compared to $14.8 million for the three months ended March 31, 2015, an increase of $15.3 million.

Segment Operating Results

The following summarizes our total revenues by segment:

				Percentage of Total Revenues
	Three Months Ended March 31,		Percent	Three Months Ended March 31,
	2016	2015	Change	2016	2015

U.S. Equities	$406.3	$338.8	19.9%	79.6%	79.6%
European Equities	30.7	30.0	2.3%	6.0%	7.1%
U.S. Options	63.5	53.8	18.0%	12.4%	12.7%
Global FX	10.4	2.4	333.3%	2.0%	0.6%
Total revenues	$510.9	$425.0	20.2%	100.0%	100.0%

The following summarizes our total revenues less cost of revenues by segment:

				Percentage of Revenues Less Cost of Revenues
	Three Months Ended March 31,		Percent	Three Months Ended March 31,
	2016	2015	Change	2016	2015

U.S. Equities	$72.9	$59.0	23.6%	65.3%	71.3%
European Equities	18.5	16.9	9.5%	16.5%	20.4%
U.S. Options	10.0	4.5	122.2%	8.9%	5.4%
Global FX	10.4	2.4	333.3%	9.3%	2.9%
Total revenues less cost of revenues	$111.8	$82.8	35.0%	100.0%	100.0%

U.S. Equities

The following summarizes revenues, cost of revenues, operating expenses and operating income for our U.S. Equities segment:

				Percentage of Total Revenues
	Three Months Ended March 31,		Percent	Three Months Ended March 31,
	2016	2015	Change	2016	2015
	(in millions, except percentages, trading days and as noted below)
Revenues:
Transaction fees	$280.0	$228.5	22.5%	54.9%	53.7%
Regulatory transaction fees	76.5	70.7	8.2%	15.0%	16.6%
Market data fees	32.2	26.6	21.1%	6.3%	6.3%
Connectivity fees and other	17.6	13.0	35.4%	3.4%	3.1%
Total revenues	406.3	338.8	19.9%	79.6%	79.6%
Cost of revenues:
Liquidity payments	246.1	197.4	24.7%	48.2%	46.4%
Section 31 fees	76.5	70.7	8.2%	15.0%	16.6%
Routing and clearing	10.8	11.7	(7.7%)	2.1%	2.8%
Total cost of revenues	333.4	279.8	19.2%	65.3%	65.8%
Revenues less cost of revenues	72.9	59.0	23.6%	14.3%	13.9%
Operating expenses	22.6	33.0	(31.5%)	4.4%	7.8%
Operating income	$50.3	$26.0	93.5%	9.8%	6.1%

EBITDA (1)	54.6	30.7	77.9%	10.7%	7.2%
EBITDA margin (2)	74.9%	52.0%	*	*	*
Normalized EBITDA (1)	54.7	31.5	73.7%	10.7%	7.4%
Normalized EBITDA margin (3)	75.0%	53.4%	*	*	*
ADV (in billions):
Matched shares	1.8	1.4	28.6%	*	*
Routed shares	0.1	0.1	—	*	*
Total touched shares	1.9	1.5	26.7%	*	*
Market ADV	8.6	6.9	23.7%	*	*
Trading days	61	61	—	*	*
Bats ETPs (in billions of shares)	31.3	20.9	49.8%	*	*
Bats ETPs: launches (number of launches)	13	3	333.3%	*	*
Bats ETPs: listings (number of listings)	70	31	125.8%	*	*
Market share	21.3%	20.8%	*	*	*
Net capture	$0.019	$0.021	(9.5%)	*	*

*  Not meaningful

(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA and Normalized EBITDA, and management’s reasons for using such non-GAAP measures.

(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.

(3)Normalized EBITDA margin represents Normalized EBITDA divided by revenues less cost of revenues.

For the three months ended March 31, 2016, U.S. Equities operating income increased $24.3 million, to $50.3 million. The increase in revenues less cost of revenues was driven by a 23.7% increase in market ADV in 2016. The decrease in operating expenses was driven by an expense acceleration in the first quarter of 2015 of $6.0 million for the retirement of legacy Direct Edge leased servers.

European Equities

The following summarizes revenues, cost of revenues, operating expenses and operating income for our European Equities segment:

				Percentage of Total Revenues
	Three Months Ended March 31,		Percent	Three Months Ended March 31,
	2016	2015	Change	2016	2015
	(in millions, except percentages, trading days and as noted below)
Revenues:
Transaction fees	$24.6	$25.2	(2.4%)	4.8%	5.9%
Market data fees	2.8	2.2	27.3%	0.5%	0.5%
Connectivity fees and other	3.3	2.6	26.9%	0.6%	0.5%
Total revenues	30.7	30.0	2.3%	6.0%	7.1%
Cost of revenues:
Liquidity payments	12.2	13.1	(6.9%)	2.4%	3.1%
Total cost of revenues	12.2	13.1	(6.9%)	2.4%	3.1%
Revenues less cost of revenues	18.5	16.9	9.5%	3.6%	4.0%
Operating expenses	8.6	8.0	7.5%	1.7%	1.9%
Operating income	$9.9	$8.9	11.2%	1.9%	2.1%

EBITDA (1)	11.9	11.3	5.3%	2.3%	2.7%
EBITDA margin (2)	64.3%	66.9%	*	*	*
Normalized EBITDA (1)	11.9	11.3	5.3%	2.3%	2.7%
Normalized EBITDA margin (3)	64.3%	66.9%	*	*	*
ADNV (in billions):
Matched and touched ADNV	€12.6	€13.0	(2.6%)	*	*
Market ADNV	€53.7	€54.7	(1.8%)	*	*
Trading days	62	63	(1.6%)	*	*
Market share	23.5%	23.7%	*	*	*
Net capture per matched notional value (in basis points)	0.143	0.130	10.0%	*	*
Average British pound/U.S. dollar exchange rate	$1.432	$1.545	(7.3%)	*	*
Average Euro/British pound exchange rate	£0.770	£0.744	3.5%	*	*

*  Not meaningful

(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA and Normalized EBITDA, and management’s reasons for using such non-GAAP measures.

(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.

(3)Normalized EBITDA margin represents Normalized EBITDA divided by revenues less cost of revenues.

For the three months ended March 31, 2016, the European Equities segment's operating income increased $1.0 million to $9.9 million compared to the three months ended March 31, 2015. This was driven by a 10.0% increase in net capture from 0.130 basis points for the three months ended March 31, 2015 to 0.143 basis points for the three months ended March 31, 2016, offset by a decrease in the British pound to U.S. dollar exchange rate from 2015 to 2016 that led to a decrease in operating revenue of $0.6 million.

U.S. Options

The following summarizes revenues, cost of revenues, operating expenses and operating income for our U.S. Options segment:

				Percentage of Total Revenues
	Three Months Ended March 31,		Percent	Three Months Ended March 31,
	2016	2015	Change	2016	2015
	(in millions, except percentages, trading days and as noted below)
Revenues:
Transaction fees	$57.0	$49.5	15.2%	11.2%	11.6%
Regulatory transaction fees	1.9	1.4	35.7%	0.4%	0.3%
Market data fees	2.2	1.7	29.4%	0.4%	0.4%
Connectivity fees and other	2.4	1.2	100.0%	0.5%	0.3%
Total revenues	63.5	53.8	18.0%	12.4%	12.7%
Cost of revenues:
Liquidity payments	50.8	46.9	8.3%	9.9%	11.0%
Section 31 fees	1.9	1.4	35.7%	0.4%	0.3%
Routing and clearing	0.8	1.0	(20.0%)	0.2%	0.2%
Total cost of revenues	53.5	49.3	8.5%	10.5%	11.6%
Revenues less cost of revenues	10.0	4.5	122.2%	2.0%	1.1%
Operating expenses	5.6	3.6	55.6%	1.1%	0.8%
Operating income	$4.4	$0.9	388.9%	0.9%	0.2%

EBITDA (1)	4.8	1.4	242.9%	0.9%	0.3%
EBITDA margin (2)	48.0%	31.1%	*	*	*
Normalized EBITDA (1)	4.8	1.4	242.9%	0.9%	0.3%
Normalized EBITDA margin (3)	48.0%	31.1%	*	*	*
ADV (in millions):
Matched contracts	1.7	1.4	22.4%	*	*
Routed contracts	—	—	*	*	*
Total touched contracts	1.7	1.4	22.4%	*	*
Market ADV	16.8	15.9	5.4%	*	*
Trading days	61	61	0.0%	*	*
Market share	10.2%	8.8%	*	*	*
Net capture	$0.051	$0.019	168.4%	*	*

*  Not meaningful

(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA and Normalized EBITDA, and management’s reasons for using such non-GAAP measures.

(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.

(3)Normalized EBITDA margin represents Normalized EBITDA divided by revenues less cost of revenues.

For the three months ended March 31, 2016, the U.S. Options segment's operating income increased $3.5 million to $4.4 million compared to the three months ended March 31, 2015. Revenues less cost of revenues increased $5.5 million against the comparable period, primarily driven by increased net capture from $0.019 per contract in 2015 to $0.052 per contract in 2016 and increased market share, from 8.8% in 2015 to 10.2% in 2016. Operating expenses increased $2.0 million against the comparable period, driven by increases in compensation due to the launch of our second Options book (EDGX Options) in November 2015.

Global FX

The following summarizes revenues, cost of revenues, operating expenses and operating income for our Global FX segment:

				Percentage of Total Revenues
	Three Months Ended March 31,		Percent	Three Months Ended March 31,
	2016	2015	Change	2016	2015
	(in millions, except percentages and as noted below)
Revenues:
Transaction fees	$10.3	$2.4	329.2%	2.0%	0.6%
Connectivity fees and other	0.1	—	*	0.0%	0.0%
Total revenues	10.4	2.4	333.3%	2.0%	0.6%
Cost of revenues:
Total cost of revenues	—	—	*	0.0%	0.0%
Revenues less cost of revenues	10.4	2.4	333.3%	2.0%	0.6%
Operating expenses	11.4	6.4	78.1%	2.2%	1.5%
Operating loss	$(1.0)	$(4.0)	(75.0%)	(0.2%)	(0.9%)

EBITDA (1)	3.2	(3.5)	(191.4%)	0.6%	(0.8%)
EBITDA margin (2)	30.8%	(145.8%)	*	*	*
Normalized EBITDA (1)	4.1	0.8	412.5%	0.8%	0.2%
Normalized EBITDA margin (3)	39.4%	33.3%	*	*	*
ADNV (in billions)	$29.4	$31.4	(6.4%)
Net capture per one million dollars traded	$2.73	$2.96	(7.9%)	*	*
Trading days	64	13	392.3%	*	*

*  Not meaningful

(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA and Normalized EBITDA, and management’s reasons for using such non-GAAP measures.

(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.

(3)Normalized EBITDA margin represents Normalized EBITDA divided by revenues less cost of revenues.

For the three months ended March 31, 2016, the Global FX segment’s operating loss decreased $3.0 million compared to a loss of $1.0 million in the prior year period. This was driven by an increase in operating expense due to the acquisition costs incurred in the first quarter of 2015.

Seasonality

In the securities and FX industries, quarterly revenue fluctuations are common and are due primarily to seasonal variations in trading volumes, as well as competition and technological and regulatory changes. Our business experiences seasonal fluctuations, reflecting reduced trading activity generally during the third quarter of each year and during the last month of the year. As a result, our operating results for the third or fourth quarter of any year may not be indicative of the results we expect for the full year.

Liquidity and Capital Resources

Historically, we have financed our operations, capital expenditures, dividend payments and other cash needs through cash generated from operations, augmented by private placements of our common stock and issuance of debt.

In the near term, we expect that our operations and availability under our revolving credit facility will meet our cash needs to fund our operations, capital expenditures, debt repayments and any dividends. See Note 8 “Debt” of the condensed consolidated financial statements for further information.  Our long-term cash needs will depend on many factors including an introduction of new products, enhancements of current products and the geographic mix of our business. We believe our operations and the availability under our revolving credit facility will meet any long-term needs.

Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of March 31, 2016 increased $2.0 million from December 31, 2015 primarily due to payments of long-term debt during the first quarter of 2016, offset by net income. See “—Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $36.8 million as of March 31, 2016 and $32.8 million as of December 31, 2015. The remaining balance was held in the United States and totaled $40.3 million as of March 31, 2016 and $42.3 million as of December 31, 2015. Unremitted earnings of subsidiaries outside of the United States are used to finance our international operations and are generally considered to be indefinitely reinvested. It is not our current intent to change this position. However, the majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits.

Our financial investments include investments with original or acquired maturities longer than three months but that mature in less than one year from the statement of financial condition date and are recorded at fair value. As of March 31, 2016 and December 31, 2015, financial investments primarily consisted of U.S. Treasury securities.

Cash Flow

The following table summarizes our cash flow data for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Net cash provided by (used in) operating activities	$39.6	$(41.7)
Net cash provided by (used in) investing activities	6.8	(351.6)
Net cash (used in) provided by financing activities	(48.4)	332.2
Effect of foreign currency exchange rate changes on cash and cash equivalents	4.0	(2.0)
	$2.0	$(63.1)

Net Cash Flows Provided by (Used In) Operating Activities

During the three months ended March 31, 2016, net cash provided by operating activities was $9.5 million greater than net income. The primary adjustment was depreciation and amortization of $10.4 million.

During the three months ended March 31, 2015, net cash used in operating activities was $56.5 million lower than net income. The primary adjustments were the payment of Section 31 fees of $35.6 million and a decrease in accounts payable and accrued expenses of $31.9 million.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash flows provided by (used in) investing activities for the three months ended March 31, 2016 and 2015 were $6.8 million and $(351.6) million, respectively, and reflected changes in net purchases and redemptions of available-for-sale securities of $7.5 million in 2016 and $12.9 million in 2015. In 2015, we also acquired Bats Hotspot for $360.9 million, net of cash acquired. Purchases of property and equipment were $0.7 million and $3.6 million for the three months ended March 31, 2016 and 2015, respectively.

We expect to spend $15.0 million to $20.0 million in capital expenditures in 2016 primarily for the general maintenance and ongoing enhancement of our data and telecommunications infrastructure and disaster recovery sites.

Net Cash Flows Provided by (Used in) Financing Activities

For the three months ended March 31, 2016, we paid $42.6 million in principal payments on long term debt.

For the three months ended March 31, 2015, in connection with the Bats Hotspot Acquisition, $373.8 million of long term debt was issued.  We made $20.3 million in principal payments on long term debt, $16.5 million in payments of debt issuance cost and $4.8 million in distributions.

Financial Assets

The following summarizes our financial assets for the periods ended March 31, 2016 and December 31, 2015:

	Three Months Ended March 31,	Year Ended December 31,
	2016	2015

Cash and cash equivalents	$77.1	$75.1
Financial investments	40.2	47.7
Adjusted cash (1)	66.6	54.9

(1)

Adjusted Cash represents cash and cash equivalents plus financial investments minus cash collected for Section 31 fees. We have presented Adjusted Cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.

Debt

The following summarizes our debt obligations for the periods ended March 31, 2016 and December 31, 2015:

	Three Months Ended March 31,	Year Ended December 31,
	2016	2015

Term loans outstanding	$636.8	$677.6
Revolving credit facility	—	—
Current portion of long-term debt	(84.2)	(83.9)
Long-term debt	$552.6	$593.7

At March 31, 2016 and December 31, 2015, we were in compliance with the covenants of our debt agreements.

In addition to the debt outstanding, as of March 31, 2016 we had an additional $100.0 million available through our revolving credit facility. Together with Adjusted cash, we had $166.6 million available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends as of March 31, 2016.

Contractual Obligations

As of March 31, 2016, our contractual obligations included real property leases, operating leases, data and telecommunications agreements, equipment leases and our long-term debt outstanding. There were no material changes outside the ordinary course of our business with respect to our contractual obligations during the three months ended March 31, 2016 from those disclosed in our final prospectus filed with the SEC pursuant to Rule 424(b) on April 15, 2016.

Off Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

In the first quarter of 2016, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our final prospectus filed on April 15, 2016.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As a result of our operating activities, we are exposed to market risks such as foreign currency exchange rate risk, equity risk and credit risk. We have implemented policies and procedures to measure, manage and monitor and report risk exposures, which are reviewed regularly by management and our board of directors.

Foreign Currency Exchange Rate Risk

With operations in Europe and Asia, we are subject to currency translation risk as revenues and expenses are denominated in foreign currencies, primarily the British pound, Singapore dollar and the Euro. We also have de minimis exposure to other foreign currencies, including the Swiss Franc, Norwegian Kroner, Swedish Krona and Danish Kroner.

For the three months ended March 31, 2016, our exposure to foreign-denominated revenues and expenses is presented by primary foreign currency in the following table:

	Three Months Ended March 31, 2016
	Euro(1)	British Pound (1)
Foreign denominated % of:
Revenues	2.3%	3.4%
Cost of revenues	1.8%	0.8%
Operating expenses	0.7%	14.9%
Impact of 10% adverse currency fluctuation on:
Revenues	$1.2	$1.8
Cost of revenues	0.7	0.3
Operating expenses	—	(0.7)

(1)An average foreign exchange rate to the U.S. dollar for the period was used.

Equity Risk

Our investment in European operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European business are denominated in British pounds. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and income into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive loss (income) within stockholders' equity on our consolidated statements of financial condition. Our primary exposure to this equity risk as of March 31, 2016 is presented by foreign currency in the following table:

British Pound (1)
Net equity investment in Bats Europe	$256.0
Impact on consolidated equity of a 10% adverse currency fluctuation	$25.6

(1)Converted to U.S. dollars using the foreign exchange rate of British pounds into U.S. dollars as of March 31,
2016.

Credit Risk

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons. We limit our exposure to credit risk by rigorously selecting the counterparties with which we make investments and execute agreements. While we provide markets for trading listed cash equity securities in the United States and Europe and listed equity options in the United States, we do not trade securities for our own account. We invest available cash in highly liquid, short-term investments, such as U.S. Treasury securities. Our investment policy is to preserve capital and liquidity. We do not believe there is significant risk associated with these short-term investments.

We do not have counterparty credit risk with respect to trades matched on BZX, BYX, EDGX, EDGA and Bats Europe. With respect to listed cash equities, we deliver matched trades of our customers to NSCC without taking on counterparty risk for those trades. NSCC acts as a central counterparty on all transactions occurring on BZX, BYX, EDGX and EDGA and, as such, guarantees clearance and settlement of all of our matched equity trades. Similarly, with respect to U.S. listed equity options, we deliver matched trades of our customers to the OCC, which acts as a central counterparty on all transactions occurring on BZX and EDGX and, as such, guarantees clearance and settlement of all of our matched options trades.

In addition, with respect to orders Bats Trading routes to other markets for execution on behalf of our customers, Bats Trading is exposed to some counterparty credit risk in the case of failure to perform on the part of our clearing firms, Wedbush Securities or Morgan Stanley. Wedbush Securities and Morgan Stanley guarantee trades until one day after the trade date, after which time NSCC provides a guarantee. Thus, Bats Trading is potentially exposed to credit risk to the counterparty to a trade routed to another market center between the trade date and one day after the trade date in the event that Wedbush Securities or Morgan Stanley fails. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the consolidated financial statements for these guarantees.

Similarly, with respect to orders in U.S. listed equity options, we route orders for execution to other national securities exchanges through either Bats Trading or through affiliates of Bank of America Merrill Lynch and Wedbush Securities, as discussed above. For orders in U.S. listed equity options routed through Bank of America Merrill Lynch or Wedbush Securities and executed on another national securities exchange, Bats Trading has counterparty credit risk exposure to Bank of America Merrill Lynch or Wedbush Securities until a trade settles (generally one day after the trade date). For orders in U.S. listed equity options routed directly by Bats Trading to, and executed on, another national securities exchange, Bats Trading also has counterparty credit exposure to Bank of America Merrill Lynch, which acts as Bats Trading's options clearing firm on such transactions. We believe that any potential requirement for us to make payments under these guarantees is remote. Accordingly, we have not recorded any liability in our consolidated financial statements for these guarantees.

Historically, we have not incurred any liability due to a customer's failure to satisfy its contractual obligations as counterparty to a system trade. Credit difficulties or insolvency, or the perceived possibility of credit difficulties or insolvency, of one or more larger or visible market participants could also result in market-wide credit difficulties or other market disruptions.

We do not have counterparty credit risk with respect to institutional spot FX trades occurring on the Bats Hotspot Platform because Bats Hotspot is not a counterparty to any FX transactions. All transactions occurring on the Bats Hotspot Platform occur bilaterally between two banks or prime brokers as counterparties to the trade. While Bats Hotspot does not have direct counterparty risk, Bats Hotspot may suffer a decrease in transaction volume if a bank or prime broker experiences an event that causes other prime brokers to decrease or revoke the credit available to the prime broker experiencing the event. Therefore, Bats Hotspot may have risk that is related to the credit of the banks and prime brokers that trade FX on the Bats Hotspot Platform.

We also have credit risk related to transaction fees that are billed in arrears to customers on a monthly basis. Our potential exposure to credit losses on these transactions is represented by the receivable balances in our consolidated statements of financial condition. Our customers are financial institutions whose ability to satisfy their contractual obligations may be impacted by volatile securities markets.

On a regular basis, we review and evaluate changes in the status of our counterparties' creditworthiness. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations. Any such effects to date have been minimal.

Item 4.  Controls and Procedures

(a). Disclosure controls and procedures. Bats Global Markets, Inc.'s management, with the participation of Bats Global Markets, Inc.'s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of Bats Global Markets, Inc.'s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, Bats Global Markets, Inc.'s Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of such period, Bats Global Markets, Inc.'s disclosure controls and procedures are effective.

(b). Internal controls over financial reporting. There have been no changes in Bats Global Markets, Inc.'s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, Bats Global Markets, Inc.'s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.        Legal Proceedings.

For the three months ended March 31, 2016, Bats Global Markets, Inc. incorporates herein by reference the discussion set forth in Note 18 (“Commitments, Contingencies and Guarantees—Legal Proceedings”) of the condensed consolidated financial statements included herein, and no other matters were reportable during the period.  In addition to the matters incorporated herein by reference, Bats Global Markets, Inc. is from time to time involved in various legal proceedings that arise in the ordinary course of its business. Bats Global Markets, Inc. does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its consolidated financial statements as a whole.

Item 1A.    Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our final prospectus as filed with the SEC pursuant to Rule 424(b) on April 15, 2016. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our final prospectus filed on April 15, 2016 are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In January 2016, 688,226 shares of restricted stock were granted.

Use of Proceeds

On April 20, 2016, certain stockholders sold an aggregate of 15,295,000 shares of common stock at an offering price of $19.00 per share.  We did not receive any proceeds from the sale of our common stock by the selling stockholders in the offering, including any shares sold by certain of the selling stockholders in connection with the exercise of the underwriters' option to purchase additional shares to cover over-allotments.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on April 15, 2016.

Item 3.        Defaults upon Senior Securities.

None.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

None.

Item 6.        Exhibits.

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bats Global Markets, Inc.
(Registrant)

Date: May 5, 2016	By:	/s/ Brian N. Schell
	Name:	Brian N. Schell
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed April 20, 2016 (Commission File No. 001-37732)).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed April 20, 2016 (Commission File No. 001-37732)).

4.1

Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, filed April 14, 2016 (Commission File No. 333-208565)).

10.1

Bats Global Markets, Inc. 2016 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, filed April 20, 2016 (Commission File No. 333-210841)).

10.2

Bats Global Markets, Inc. 2016 Non-Employee Directors Compensation Plan (incorporated herein by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8, filed April 20, 2016 (Commission File No. 333-210841)).

10.3

Bats Global Markets, Inc. 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8, filed April 20, 2016 (Commission File No. 333-210841)).

10.4

Bats Global Markets, Inc. Cash Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended, filed April 14, 2016 (Commission File No. 333-208565)).

10.5

Bats Global Markets, Inc. Non-Employee Directors Compensation Policy (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, as amended, filed April 14, 2016 (Commission File No. 333-208565)).

10.6

Form of U.S. Executive Employment Agreement between Bats Global Markets, Inc. and certain executive officers (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, as amended, filed April 14, 2016 (Commission File No. 333-208565)).

10.7

Form of U.K. Executive Employment Agreement between Bats Global Markets, Inc. and certain executive officers (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, as amended, filed April 14, 2016 (Commission File No. 333-208565)).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

* Filed herewith