Form 10-Q
period 2016-06-30
Bats Global Markets, Inc.
filed 2016-08-05
CIK 1659228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

As of July 31, 2016, the registrant had 92,375,159 shares of common stock and 4,018,219 shares of non-voting common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Bats Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(in millions, except share data)

	June 30,	December 31,
	2016	2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$61.3	$75.1
Restricted cash	1.8	—
Financial investments:
Trading investments, at fair value	0.5	0.5
Available-for-sale investments, at fair value	122.4	47.2
Accounts receivable, net, including $14.2 and $40.3 from related parties at June 30, 2016 and December 31, 2015, respectively	144.4	131.0
Income taxes receivable	9.4	16.0
Other receivables	4.5	5.4
Prepaid expenses	7.0	5.1
Total current assets	351.3	280.3
Property and equipment, net	27.4	29.6
Goodwill	732.3	741.3
Intangible assets, net	225.8	239.0
Deferred income taxes, net	6.1	0.6
Investment in EuroCCP	11.2	11.4
Other assets	5.1	4.8
Total assets	$1,359.2	$1,307.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities, including $3.9 and $15.2 to related parties at June 30, 2016 and December 31, 2015, respectively	$81.3	$72.9
Section 31 fees payable	150.9	93.0
Current portion of long-term debt	59.0	83.9
Current portion of contingent consideration liability to related party	6.6	6.6
Total current liabilities	297.8	256.4
Long-term debt, less current portion	576.6	593.7
Contingent consideration liability to related party, less current portion	53.9	58.8
Unrecognized tax benefits	9.0	8.0
Deferred income taxes	0.4	7.4
Other liabilities	2.6	2.8
Commitments and contingencies
Stockholders’ equity (1):
Common stock, $0.01 par value. 362,500,000 voting and 29,000,000 non-voting shares authorized at June 30, 2016 and December 31, 2015; 92,843,958 voting and 7,818,090 non-voting shares issued at June 30, 2016; 74,991,527 voting and 21,146,136 non-voting shares issued at December 31, 2015	1.0	1.0
Common stock in treasury, at cost, 469,955 and 458,237 voting shares at June 30, 2016 and December 31, 2015, respectively; 3,799,871 non-voting shares at June 30, 2016	(6.8)	(6.5)
Additional paid-in capital	274.6	270.6
Retained earnings	173.0	125.0
Accumulated other comprehensive loss, net	(22.9)	(10.2)
Total stockholders’ equity	418.9	379.9
Total liabilities and stockholders’ equity	$1,359.2	$1,307.0
(1)	All share amounts have been adjusted to give effect to the 1-for-2.91 stock split in April 2016.

See accompanying notes to condensed consolidated financial statements.

Bats Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Transaction fees, including $47.9 and $138.7 from related parties for the three months ended June 30, 2016 and 2015, respectively, and $171.2 and $278.9 for the six months ended June 30, 2016 and 2015, respectively	$332.1	$302.7	$704.0	$608.3
Regulatory transaction fees, including $11.9 and $30.5 from related parties for the three months ended June 30, 2016 and 2015, respectively, and $40.9 and $65.2 for the six months ended June 30, 2016 and 2015, respectively	72.6	61.7	151.0	133.8
Market data fees, including $0.5 from related parties for the three months ended June 30, 2016 and 2015, respectively, and $1.7 and $1.3 for the six months ended June 30, 2016 and 2015, respectively	36.5	33.7	73.7	64.2
Connectivity fees and other, including $3.1 and $7.3 from related parties for the three months ended June 30, 2016 and 2015, respectively, and $8.9 and $13.8 for the six months ended June 30, 2016 and 2015, respectively	24.7	20.1	48.1	36.9
Total revenues	465.9	418.2	976.8	843.2
Cost of revenues:
Liquidity payments, including $46.1 and $129.6 from related parties for the three months ended June 30, 2016 and 2015, respectively, and $177.3 and $266.6 for the six months ended June 30, 2016 and 2015, respectively	272.6	246.2	581.7	503.6
Section 31 fees	72.6	61.7	151.0	133.8
Routing and clearing, including $9.6 and $9.2 from related parties for the three months ended June 30, 2016 and 2015, respectively, and $20.8 and $18.9 for the six months ended June 30, 2016 and 2015, respectively	10.8	11.3	22.4	24.0
Total cost of revenues	356.0	319.2	755.1	661.4
Revenues less cost of revenues	109.9	99.0	221.7	181.8
Operating expenses:
Compensation and benefits	23.0	20.4	45.1	37.5
Depreciation and amortization	10.4	10.2	20.8	18.0
Systems and data communication	4.4	10.2	9.0	16.4
Occupancy	0.7	0.8	1.4	1.7
Professional and contract services	2.5	1.8	5.1	7.1
Regulatory costs	2.8	2.8	5.8	5.7
Changes in fair value of contingent consideration liability to related party	0.8	—	1.7	—
General and administrative	7.2	4.2	12.5	15.3
Total operating expenses	51.8	50.4	101.4	101.7
Operating income	58.1	48.6	120.3	80.1
Non-operating (expenses) income:
Interest expense, net	(11.0)	(13.2)	(22.5)	(21.3)
Loss on extinguishment of debt	(17.6)	—	(17.6)	—
Equity in earnings of EuroCCP	0.3	0.3	0.9	0.6
Other income	0.4	0.5	0.2	1.5
Income before income tax provision	30.2	36.2	81.3	60.9
Income tax provision	12.3	15.8	33.3	25.7
Net income	$17.9	$20.4	$48.0	$35.2
Basic earnings per share (1)	$0.19	$0.22	$0.51	$0.37
Diluted earnings per share (1)	$0.19	$0.21	$0.50	$0.37

Basic weighted average shares outstanding (1)	94.8	94.5	94.8	94.5
Diluted weighted average shares outstanding (1)	96.6	95.7	96.1	95.7

(1)	All per share amounts have been adjusted to give effect to the 1-for-2.91 stock split in April 2016.

See accompanying notes to condensed consolidated financial statements.

Bats Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$17.9	$20.4	$48.0	$35.2
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(17.7)	15.9	(27.7)	3.4
Other comprehensive (loss) income, before tax	(17.7)	15.9	(27.7)	3.4
Income tax benefit related to other comprehensive (loss) income	8.0	(6.0)	15.0	(1.3)
Other comprehensive (loss) income, net of tax	(9.7)	9.9	(12.7)	2.1
Comprehensive income	$8.2	$30.3	$35.3	$37.3

See accompanying notes to condensed consolidated financial statements.

Bats Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(unaudited)

(in millions, except share data)

									Accumulated
	Common stock outstanding(1)				Common	Common	Additional		other	Total
	Voting	Class A non-voting	Class B non-voting	Non-voting	stock	stock	paid-in	Retained	comprehensive	stockholders’
	shares	shares	shares	shares	Par value	in treasury (2)	capital	earnings	loss, net	equity
Balance at December 31, 2015	74,533,290	8,993,978	12,152,158	—	$1.0	$(6.5)	$270.6	$125.0	$(10.2)	$379.9
Common stock issued under employee stock plans	724,514	—	—	—	—	—	—	—	—	—
Share repurchases	(11,718)	—	—	—	—	(0.3)	—	—	—	(0.3)
Reclassification and conversion	17,127,917	(8,993,978)	(12,152,158)	4,018,219	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	4.0	—	—	4.0
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(12.7)	(12.7)
Net income	—	—	—	—	—	—	—	48.0	—	48.0
Balance at June 30, 2016	92,374,003	—	—	4,018,219	$1.0	$(6.8)	$274.6	$173.0	$(22.9)	$418.9

(1)	All per share amounts have been adjusted to give effect to the 1-for-2.91 stock split in April 2016.
(2)	Includes 3,799,871 shares held in treasury for non-voting common stock surrendered for conversion to common stock.

See accompanying notes to condensed consolidated financial statements.

Bats Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$48.0	$35.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.8	17.7
Loss on extinguishment of debt	17.6	—
Amortization of debt issuance cost and debt discount	3.6	2.7
Realized gain on termination of revolving credit facility	—	(1.1)
Loss on disposition of property and equipment	0.1	—
Deferred income taxes	(12.5)	2.1
Stock-based compensation expense	4.0	2.5
Changes in fair value of contingent consideration liability to related party	1.7	—
Provision for uncollectable accounts receivable	0.1	0.1
Equity in earnings of EuroCCP	(0.9)	(0.6)
Changes in assets and liabilities:
Receivables, including $(26.1) and $(10.0) from related parties for the periods ended June 30, 2016 and 2015, respectively	(6.3)	8.6
Trading financial investments, net	—	6.5
Prepaid and other assets	(2.4)	—
Accounts payable and accrued expenses, including $(11.3) and $(0.7) to related parties for the periods ended June 30, 2016 and 2015, respectively	9.3	(33.5)
Section 31 fees payable	57.9	27.7
Payment of contingent consideration liability to related party	(0.9)	—
Unrecognized tax benefit	1.0	2.3
Other liabilities	(0.2)	(0.6)
Net cash provided by operating activities	140.9	69.6
Cash flows from investing activities:
Acquisition, net of cash acquired	(12.6)	(360.9)
Purchases of available-for-sale financial investments	(128.3)	(110.6)
Proceeds from maturities of available-for-sale financial investments	53.1	61.4
Change in restricted cash	(1.8)	14.0
Purchases of property and equipment	(5.3)	(10.2)
Net cash used in investing activities	(94.9)	(406.3)
Cash flows from financing activities:
Proceeds from long-term debt	646.7	373.8
Principal payments of long term debt	(698.7)	(69.8)
Debt issuance costs and additional debt discount	(11.0)	(16.5)
Distributions paid	(0.1)	(4.8)
Payment of contingent consideration liability to related party	(5.7)	—
Proceeds from the exercise of stock options	—	0.1
Proceeds from employee stock purchase plan	—	0.7
Purchases of treasury stock	(0.3)	(1.0)
Net cash (used in) provided by financing activities	(69.1)	282.5
Effect of foreign currency exchange rate changes on cash and cash equivalents	9.3	5.4
Decrease in cash and cash equivalents	(13.8)	(48.8)
Cash and cash equivalents:
Beginning of year	75.1	122.2
End of year	$61.3	$73.4
Supplemental disclosure of cash paid:
Cash paid for income taxes, net of refunds	$20.5	$13.1
Cash paid for interest	19.0	18.4
Supplemental disclosure of noncash transactions:
Forfeiture of common stock for payment of exercise of stock options	$—	$0.9
Supplemental disclosure of noncash investing activities:
Property and equipment acquired	$0.7	$0.3
Goodwill acquired	8.5	308.2
Intangible assets acquired	3.5	111.0
Other assets acquired	—	5.2
Liabilities assumed	(0.1)	(63.8)

See accompanying notes to condensed consolidated financial statements.

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(1)Organization and Basis of Presentation

Bats Global Markets, Inc. and its consolidated subsidiaries (the Company or Bats) is a global financial technology company that provides trade execution, market data, trade reporting, connectivity and risk management solutions to brokers, market makers, asset managers and other market participants, ultimately benefiting retail and institutional investors across multiple asset classes. The Company’s asset classes comprise listed cash equity securities in the United States (U.S.) and Europe, listed equity options in the United States, and institutional spot foreign currency (FX) globally. The Company is headquartered in the Kansas City, Missouri, area with additional offices in New York, New York, Chicago, Illinois, San Francisco, California, London, United Kingdom (U.K.), Singapore and Quito, Ecuador.

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

Initial Public Offering and Stock Split

On April 20, 2016, in connection with the closing of the Company’s initial public offering (IPO) in which certain stockholders of the Company sold 15,295,000 shares of existing common stock at a public offering price of $19.00 per share, the Company effected a stock split at a ratio of 1-for-2.91 of each share of the Company’s outstanding common stock and non-voting common stock, after giving effect to the reclassification of each share of Class A non-voting common stock to voting common stock and Class B non-voting common stock to non-voting common stock.  All references to shares and per-share data in the Company’s condensed consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.  The Company had historically voluntarily disclosed transactions with all stockholders irrespective of beneficial ownership.  The condensed consolidated financial statements herein reflect related party transactions with only related persons, as defined by U.S. GAAP and Item 404 of Regulation S-K under the Securities and Exchange Act (the “Exchange Act”).

Recent Accounting Pronouncements, Adopted

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

Recent Accounting Pronouncements, Not yet Adopted

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). This standard simplifies the accounting for adjustments made to provisional amounts recognized in a business combination. First, it requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer also should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments should be applied prospectively to adjustments to provisional amounts that are identified after December 15, 2015 and that are within the measurement period. Upon transition, an entity would be required to disclose the nature of, and reason for, the change in accounting principle. An entity would provide that disclosure in the first annual period of adoption and in the interim periods within the first annual period. This ASU is not expected to have a material impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting.  The ASU’s purpose is to simplify accounting for share-based payment

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

transactions and is effective for the Company for the annual reporting period beginning January 1, 2017, with early adoption permitted. Among other things, the ASU requires that excess tax benefits and tax deficiencies associated with share-based compensation be recognized as income tax provision verses the current requirements to record the impact to additional paid-in capital or income tax provision, depending on circumstances.  This ASU will not have a material impact on the consolidated financial statements.

(2)Acquisitions

ETF.com

On April 1, 2016, the Company completed the acquisition of ETF.com for $12.6 million in cash.  ETF.com is a provider of exchange traded fund (ETF) data, news and analysis, with approximately $3.0 million in annual revenue for 2015. The purchase price was allocated to goodwill ($8.5 million), intangible assets ($3.5 million) and working capital ($0.6 million) and is recorded in the U.S. Equities segment.

Hotspot

On March 13, 2015 (the Hotspot Acquisition Date), the Company completed the acquisition of Hotspot FX Holdings LLC (the Bats Hotspot Acquisition) for $365 million in cash and a contingent consideration liability estimated at $62.6 million. This acquisition represents further expansion into non-equity trading businesses for the Company.

The results of Hotspot’s operations have been included in the condensed consolidated financial statements since the Hotspot Acquisition Date.

The amounts of revenue and operating (loss) income of Hotspot are included in the Company’s condensed consolidated statements of income from the Hotspot Acquisition Date to the three and six months ended June 30, 2016 and 2015 and are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$10.4	$10.7	$22.7	$13.1
Operating (loss) income	(2.0)	0.8	(3.0)	1.3
Net (loss) income	(4.0)	3.4	(5.9)	4.4

The following unaudited pro forma financial information presents the combined results for the six months ended June 30, 2015 including Hotspot had the Hotspot Acquisition Date been January 1, 2015 (in millions, except earnings per share):

Revenue	$852.3
Operating income	83.7
Net income	35.0
Earnings per share:
Basic	$0.37
Diluted	$0.37

The supplemental 2015 pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results to reflect the additional depreciation and amortization that would have been charged assuming the adjusted fair values of property and equipment and acquired intangible assets had been applied on January 1, 2015. They include pro forma adjustments of $4.7 million for acquisition-related costs, such as fees to investment bankers, attorneys, accountants and other professional advisors and severance to employees.

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(3)Investments

Financial Investments

The Company’s financial investments with original or acquired maturities longer than three months, but that mature in less than one year from the consolidated statement of financial condition date are classified as current assets and are summarized as follows (in millions):

	June 30, 2016
	Cost basis	Unrealized gains	Unrealized losses	Fair value
Available-for-sale:
U.S. Treasury securities	$122.4	$—	$—	$122.4
Trading securities:
U.S. Treasury securities	0.5	—	—	0.5

Total financial investments	$122.9	$—	$—	$122.9

	December 31, 2015
	Cost basis	Unrealized gains	Unrealized losses	Fair value
Available-for-sale:
U.S. Treasury securities	$47.2	$—	$—	$47.2
Trading securities:
U.S. Treasury securities	0.5	—	—	0.5

Total financial investments	$47.7	$—	$—	$47.7

(4)Allowance for Doubtful Accounts

Allowance for doubtful accounts consisted of the following (in millions):

Balance at December 31, 2015	$0.4
Additions:
Charges to income, included in general and administrative expenses	0.1
Deductions:
Charges for which reserves were provided	—
Balance at June 30, 2016	$0.5

(5)Property and Equipment, Net

Property and equipment consisted of the following as of June 30, 2016 and December 31, 2015 (in millions):

	June 30,	December 31,
	2016	2015
Computer equipment and software	$70.3	$74.1
Office furniture and fixtures	2.2	2.2
Leasehold improvements	8.8	8.8
Total property and equipment	81.3	85.1
Less accumulated depreciation	(53.9)	(55.5)
Property and equipment, net	$27.4	$29.6

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Depreciation expense was $3.6 million and $3.1 million for the three months ended June 30, 2016 and 2015, respectively, and $7.1 million and $6.8 million for the six months ended June 30, 2016 and 2015, respectively.

(6)Goodwill and Intangible Assets, Net

The following table presents the details of goodwill by segment (in millions):

	U.S.	European
	Equities	Equities	Global FX	Total
Balance as of December 31, 2015	$253.5	$179.6	$308.2	$741.3
Additions	8.5	—	—	8.5
Changes in foreign currency exchange rates	—	(17.5)	—	(17.5)
Balance as of June 30, 2016	$262.0	$162.1	$308.2	$732.3

The following table presents the details of the intangible assets (in millions):

	U.S.	European		Corporate
	Equities	Equities	Global FX	and Other	Total
Balance as of December 31, 2015	$106.6	$32.6	$99.6	$0.2	$239.0
Additions	3.5	—	—	—	3.5
Amortization	(4.0)	(2.5)	(7.2)	—	(13.7)
Changes in foreign currency exchange rates	—	(3.0)	—	—	(3.0)
Balance as of June 30, 2016	$106.1	$27.1	$92.4	$0.2	$225.8

For the three months ended June 30, 2016 and 2015, amortization expense was $6.8 million and $7.1 million, respectively.  For the six months ended June 30, 2016 and 2015, amortization expense was $13.7 million and $11.2 million, respectively. The estimated future amortization expense is $13.5 million for the remainder of 2016, $23.8 million for 2017, $19.7 million for 2018, $16.2 million for 2019, $13.2 million for 2020 and $9.1 million for 2021.

The following table presents the categories of intangible assets at June 30, 2016 and December 31, 2015 (in millions):

					Weighted
	June 30, 2016				Average
	U.S.	European		Corporate	Amortization
	Equities	Equities	Global FX	and Other	Period (in years)
Trademarks and trade names	$3.9	$0.5	$15.3	$—	Indefinite
Customer relationships	43.7	38.8	81.2	—	17.7
Noncompete agreements	3.9	—	1.9	—	2.8
Trading registrations and licenses	71.9	9.3	—	—	Indefinite
Domain names	—	—	—	0.2	Indefinite
Technology	0.2	—	12.6	—	4.6
In process research and development	0.3	—	—	—	*
Accumulated amortization	(17.8)	(21.5)	(18.6)	—
	$106.1	$27.1	$92.4	$0.2

*Acquired in-process research and development assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the date of the acquisition of ETF.com, these assets will not be amortized into earnings. Instead, they will be subject to periodic impairment testing. Upon successful completion of the development process, a determination as to the useful life of the asset will be made and the amortization of the asset into earnings will commence.

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

					Weighted
	December 31, 2015				Average
	U.S.	European		Corporate	Amortization
	Equities	Equities	Global FX	and Other	Period (in years)
Trademarks and trade names	$1.6	$0.6	$15.3	$—	Indefinite
Customer relationships	43.0	43.0	81.2	—	17.7
Noncompete agreements	3.9	—	1.9	—	2.8
Trading registrations and licenses	71.9	10.3	—	—	Indefinite
Domain names	—	—	—	0.2	Indefinite
Technology	—	—	12.6	—	4.6
Accumulated amortization	(13.8)	(21.3)	(11.4)	—
	$106.6	$32.6	$99.6	$0.2

(7)

(7)Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016	December 31, 2015
Accounts payable	$43.9	$42.9
Deferred income	2.4	1.5
Dividends payable	0.5	0.5
Income tax payable	4.0	—
Accrued expenses	30.5	27.4
Accrued termination benefits	—	0.6
	$81.3	$72.9

(8)Debt

As of June 30, 2016 and December 31, 2015, the long-term debt consisted of the following (in millions):

	June 30,	December 31,
	2016	2015
Term loan	$650.0	$698.7
Less: debt discount and debt issuance cost	(14.4)	(21.1)
Total debt	635.6	677.6
Less: current portion	(59.0)	(83.9)
Total long-term debt	$576.6	$593.7

In June 2016, the Company refinanced its term loan with new seven-year $650 million term loan (the “2016 Term Facility”).  The 2016 Term Facility decreased the spread on the interest rate to, subject to compliance with a leverage ratio pricing grid, LIBOR plus 350 basis points, and includes 50 basis points of original issue discount. Under the 2016 Term Facility, the required annual amortization also decreased from 7.5% per annum to 1.0% per annum, calculated on the basis of the outstanding principal amount of the 2016 Term Facility. In addition to scheduled amortization payments, the Company may be required to make prepayments of principal based on a percentage of Excess Cash Flow, as defined in the 2016 Term Facility, or with 100% of the net cash proceeds of certain assets sales or debt incurrences. In addition, the Company entered into a new three-year $100 million revolving credit facility with an interest rate based on, subject to compliance with a leverage ratio grid, LIBOR plus 275 basis points, which includes an undrawn fee,  subject to compliance with a leverage ratio grid, of 37.5 basis points, replacing the revolving credit facility under the Amended 2014 Loan. The impact of the amended terms on the present value of cash flows was greater than 10%; therefore, the amendment was accounted for as an extinguishment resulting in a loss of $17.6 million that was recorded in a separate line item within non-operating expenses on the statement of income.

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The unamortized debt discount of $3.4 million and debt issuance cost of $11.0 million will be amortized as part of interest expense, net through June 30, 2023, the maturity date of the term loan. The effective interest rate was 4.0% at June 30, 2016.

The credit agreement for the term loan contains customary reporting requirements, events of default and affirmative and negative covenants, including a financial covenant not to exceed a maximum leverage ratio measured each quarter through the term of the loan, as further described in the credit agreement. The financial covenant places restrictions concerning the Company’s ability to declare dividends and obtain additional financing, and requires that any proceeds from the sale of assets first be used to pay down the term loan. As of June 30, 2016, the Company was in compliance with the terms of the credit arrangement for the term loan.

The Company and certain subsidiaries have guaranteed the repayment of obligations under the credit agreement and have granted pledges of the shares of certain subsidiaries along with a security interest in certain other assets of the Company and certain subsidiaries as collateral.

Interest expense recognized on the term loans and revolving loans is included in interest expense, net in the condensed consolidated statements of income, and for the three and six months ended June 30, 2016 and 2015 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Components of interest expense:
Contractual interest	$9.2	$11.2	$19.0	$18.4
Amortization of debt discount	0.9	1.0	1.8	1.3
Amortization of debt issuance cost	0.9	1.0	1.8	1.7
Interest expense	$11.0	$13.2	$22.6	$21.4

(8)

(9)Accumulated Other Comprehensive Loss, Net

The following represents the changes in accumulated other comprehensive loss by component, net of tax (in millions):

Foreign currency
translation
adjustment
Balance at December 31, 2015	$(10.2)
Other comprehensive loss, net of tax	(12.7)
Balance at June 30, 2016	$(22.9)

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

Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. Treasury securities	$122.4	$122.4	$—	$—
Trading securities:
U.S. Treasury securities	0.5	0.5	—	—
Total assets	$122.9	$122.9	$—	$—
Liabilities:
Contingent consideration liability to related party	$60.5	$—	$—	$60.5
Total liabilities	$60.5	$—	$—	$60.5

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. Treasury securities	$47.2	$47.2	$—	$—
Trading securities:
U.S. Treasury securities	0.5	0.5	—	—
Total assets	$47.7	$47.7	$—	$—
Liabilities:
Contingent consideration liability to related party	$65.4	$—	$—	$65.4
Total liabilities	$65.4	$—	$—	$65.4

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

Contingent consideration liability

The Company entered into a contingent consideration arrangement with the purchase of Hotspot from a related party on March 13, 2015. The fair value of this liability at June 30, 2016 was $60.5 million.  That value is based on estimates of discounted future cash payments, a significant unobservable input, and is considered a Level 3 measurement.

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value of Financial Instruments

The following table presents the Company’s fair value hierarchy for those financial instruments held by the Company as of June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$61.3	$61.3	$—	$—
Restricted cash	1.8	1.8	—	—
Trading investments	0.5	0.5	—	—
Available-for-sale investments	122.4	122.4	—	—
Accounts receivable	144.4	—	144.4	—
Other receivables	4.5	—	4.5	—
Total assets	$334.9	$186.0	$148.9	$—
Liabilities:
Accounts payable	$43.9	$—	$43.9	$—
Section 31 fees payable	150.9	—	150.9	—
Contingent consideration liability to related party	60.5	—	—	60.5
Long-term debt	635.6	—	635.6	—
Total liabilities	$890.9	$—	$830.4	$60.5

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:

Cash and cash equivalents	$75.1	$75.1	$—	$—
Trading investments	0.5	0.5	—	—
Available-for-sale investments	47.2	47.2	—	—
Accounts receivable	131.0	—	131.0	—
Other receivables	5.4	—	5.4	—
Total assets	$259.2	$122.8	$136.4	$—
Liabilities:
Accounts payable	$42.9	$—	$42.9	$—
Section 31 fees payable	93.0	—	93.0	—
Contingent consideration liability to related party	65.4	—	—	65.4
Long-term debt	677.6	—	677.6	—
Total liabilities	$878.9	$—	$813.5	$65.4

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other receivables, accounts payable and Section 31 fees payable approximate fair value due to their liquid or short-term nature.

Long-term debt

Long-term debt was issued on June 30, 2016 and therefore the carrying amount equals its fair value at that date. The carrying amount of long-term debt approximates its fair value based on quoted LIBOR at December 31, 2015 and is considered a Level 2 measurement.

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the six months ended June 30, 2016.

	Level 3 Financial Liabilities for the Six Months Ended June 30, 2016
	Balance at	Realized (gains)
	Beginning of	losses during		Balances at end
	Period	period	Settlements	of period
Liabilities
Contingent consideration liability to related party	$65.4	$1.7	$(6.6)	$60.5
Total Liabilities	$65.4	$1.7	$(6.6)	$60.5

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

•

The U.S. Equities segment includes listed cash equities and exchange‑traded products (ETPs) transaction services that occur on BZX, BYX, EDGX and EDGA. It also includes the listed cash equities and exchange‑traded products routed transaction services that occur on Trading and through January 12, 2015, routed transaction services that occurred on DE Route. In addition, it includes the listings business where ETPs and the Company are listed on BZX and includes the recently acquired ETF.com.

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

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Summarized financial data of reportable segments was as follows (in millions):

					Corporate
		European			items and
	U.S. Equities	Equities	U.S. Options	Global FX	eliminations	Total
Three months ended June 30, 2016
Revenues	$358.7	$27.8	$70.4	$9.0	$—	$465.9
Operating income (loss)	48.3	8.6	5.1	(2.0)	(1.9)	58.1

Three months ended June 30, 2015
Revenues	$318.4	$30.0	$59.1	$10.7	$—	$418.2
Operating income (loss)	37.1	8.6	2.3	0.6	—	48.6

					Corporate
		European			items and
	U.S. Equities	Equities	U.S. Options	Global FX	eliminations	Total
Six months ended June 30, 2016
Revenues	$765.0	$58.5	$133.9	$19.4	$—	$976.8
Operating income (loss)	98.6	18.5	9.5	(3.0)	(3.3)	120.3

Six months ended June 30, 2015
Revenues	$657.0	$60.1	$113.0	$13.1	$—	$843.2
Operating income (loss)	63.1	16.8	3.5	(3.0)	(0.3)	80.1

(10)

(12)Employee Benefit Plans

The Company offers a 401(k) retirement plan eligible to all U.S. employees. The Company matches participating employee contributions dollar for dollar of up to five percent of salary.  The Company’s contribution amounted to $0.5 million for both the three months ended June 30, 2016 and 2015, respectively, and $1.0 million for both the six months ended June 30, 2016 and 2015, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

BTL operates a stakeholder contribution plan and contributes to employee‑selected stakeholder contribution plans. The Company matches participating employee contributions of up to five percent of salary. All employees of BTL are eligible to participate. The Company’s contribution amounted to $0.1 million for both the three months ended June 30, 2016 and 2015, and $0.2 for both the six months ended June 30, 2016 and 2015. This expense is included in compensation and benefits in the condensed consolidated statements of income.

(13)Related Party Transactions

Certain related parties conduct trading activity through the Company. The extent of such activity is presented in the accompanying condensed consolidated statements of financial condition, income and cash flows.

Certain related parties also own certain percentages of the term loans outstanding.  As of June 30, 2016, $101.6 million of the Company’s outstanding term loans is held by related parties.

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

In March 2015, the Company entered into a Transaction Services Agreement (TSA) with an affiliate of a certain stockholder, the seller of Hotspot. In connection with this TSA, the following expenses were recorded in the condensed consolidated statements of income for the period indicated:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Systems and data communication	$0.1	$0.2	$0.2	$0.2
Occupancy	—	0.1	—	0.1
General and administrative	—	0.2	—	0.2
Total	$0.1	$0.5	$0.2	$0.5

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

As of June 30, 2016 and December 31, 2015, Trading is required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. At June 30, 2016 and December 31, 2015, Trading had net capital of $4.8 million and $2.3 million, respectively, which was $4.3 million and $1.8 million, respectively, in excess of its required net capital of $0.5 million and $0.5 million, respectively.

As entities regulated by the Financial Conduct Authority (FCA), BTL is subject to the Financial Resource Requirement (FRR) and Chi-X Europe is subject to the Capital Resources Requirement (CRR). As a RIE, BTL computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. This FRR was $17.0 million at June 30, 2016 and $17.2 million at December 31, 2015. At June 30, 2016 and December 31, 2015, BTL had capital in excess of its required FRR of $16.9 million and $15.0 million, respectively.

As a Banks, Investment firms, PRUdential (BIPRU) 50k firm as defined by the Markets in Financial Instruments Directive of the FCA, Chi‑X Europe computes its CRR as the greater of the base requirement of $0.1 million at June 30, 2016 and December 31, 2015, or the summation of the credit risk, market risk and fixed overheads requirements, as defined. At June 30, 2016 and December 31, 2015, Chi‑X Europe had capital in excess of its required CRR of $0.3 million and $0.4 million, respectively.

(15)Stock-Based Compensation

The Company utilizes equity award programs for offering long‑term incentives to its employees. The equity incentives have been granted in the form of nonstatutory stock options and restricted stock. In conjunction with these programs, the Company recognized stock-based compensation expense of $2.0 million and $1.4 million for the three months ended June 30, 2016 and 2015, respectively, and $4.0 million and $2.5 million for the six months ended June 30, 2016 and 2015, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

There are four equity incentive plans pursuant to which stock options and restricted stock have been granted: the Bats Global Markets, Inc. 2009 Stock Option Plan (2009 Plan), the Amended and Restated Bats Global Markets, Inc. 2012 Equity Incentive Plan (2012 Plan), the Bats Global Markets, Inc. 2016 Omnibus Incentive Plan (Omnibus Plan) and the Bats Global Markets, Inc. Non-Employee Directors Compensation Plan (Directors Plan). Options and restricted stock granted under these plans generally vest over four years except for the Directors Plan, which generally vest over one year. Options granted under the 2009 Plan and 2012 Plan have ten‑year contractual terms. Pursuant to the 2009 Plan, 2012 Plan, Omnibus Plan and Directors Plan, the Company is authorized to grant restricted stock or stock options up to 6,388,663, 3,710,250, 4,074,000 and 291,000 shares, respectively.

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

No new awards may be made under the 2009 Plan or the 2012 Plan. The Company has adopted the Omnibus Plan for future awards.

Stock Options

Summary stock option activity is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (years)	value
Outstanding, December 31, 2015	1,946,038	$9.56	5.5	$12,098,084
Exercised	—
Outstanding and expected to vest, June 30, 2016	1,946,038	$9.56	4.8	$31,388,672
Exercisable at June 30, 2016	1,466,928	$8.59	3.7	$25,078,319

Summary of the status of nonvested options is presented below:

		Weighted
		average grant-
Nonvested options	Options	date fair value
December 31, 2015 – Nonvested	479,146	$4.64
Vested	—	—
Granted	—	—
June 30, 2016 – Nonvested	479,146	$4.64

Restricted Stock

Summary restricted stock activity is presented below:

		Weighted
		average
	Number of	grant date
	shares	fair value
Nonvested stock at December 31, 2015	887,778	$14.23
Granted	724,514	16.28
Vested	(31,393)	13.26
Nonvested stock at June 30, 2016	1,580,899	$15.19

The total unrecognized compensation expense related to nonvested restricted stock is approximately $20.3 million, which will be recognized over a weighted average remaining period of 3.1 years.

During the six months ended June 30, 2016, the Company purchased 11,718 treasury shares for $0.3 million during the six months ended June 30, 2016, as the result of 31,393 shares of restricted stock vesting to satisfy the employee income tax withholdings upon exercise.

(16)Income Taxes

The Company records income tax expense during interim periods based on the best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period.  Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

basis.  The effective tax rate from continuing operations was 40.7% and 43.6% for the three months ended June 30, 2016 and 2015, respectively.    The effective tax rate from continuing operations was 41.0% and 42.2% for the six months ended June 30, 2016 and 2015, respectively.  The decrease in both the three and six months ended June 30, 2016 against the comparable period in the prior year was primarily driven by a lower effective state income tax rate.

(17)Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share, after giving effect to the 1-for-2.91 stock split (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$17.9	$20.4	$48.0	$35.2
Denominator:
Weighted average common shares outstanding for basic earnings per share	94.8	94.5	94.8	94.5
Weighted average effect of dilutive securities:
Stock options and restricted stock	1.8	1.2	1.3	1.2
Denominator for diluted earnings per share	96.6	95.7	96.1	95.7
Basic and diluted earnings per share:
Basic earnings per share	$0.19	$0.22	$0.51	$0.37
Diluted earnings per share	$0.19	$0.21	$0.50	$0.37

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

On April 18, 2014, the City of Providence, Rhode Island filed a securities class action lawsuit in the Southern District of New York against Bats and Direct Edge, as well as 14 other securities exchanges. The action purports to be brought on behalf of all public investors who purchased and/or sold shares of stock in the United States between April 18, 2009 and the present on a registered public stock exchange (Exchange Defendants) or a United States-based alternate trading venue and were injured as a result of the misconduct detailed in the complaint, which includes allegations that the defendants committed fraud through a variety of business practices associated with, among other things, what is commonly referred to as high frequency trading.  On May 2, 2014 and May 20, 2014, American European Insurance Company and Harel Insurance Co., Ltd. each filed substantially similar class action lawsuits against the Exchange Defendants which were ultimately consolidated with the City of Providence, Rhode Island securities class action lawsuit. On June 18, 2015, Judge Jesse Furman of the Southern District of New York held oral argument on the pending Motion to Dismiss and thereafter, on August 26, 2015, the Court issued an Opinion and Order granting Defendant’s Motion to Dismiss, dismissing the Complaint in full. Plaintiff filed a Notice of Appeal of the dismissal on September 24, 2015 and its appeal brief on January 7, 2016.  Respondent’s brief was filed on April 7, 2016 and oral argument has been scheduled for August 24, 2016. Given the preliminary nature of the proceedings, the Company is unable to estimate what, if any, liability may result from this litigation. However, the Company believes that the claims are without merit and intends to litigate the matter vigorously.

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

On May 23, 2014 and May 30, 2014, Harold R. Lanier filed three class action lawsuits in the Southern District of New York against Bats and other securities exchanges.  The complaints were identical in all substantive respects, but each related to the dissemination of market data under a different market system – (i) the NASDAQ UTP Plan Market System; (ii) the OPRA Market System; and (iii) the Consolidated Quotation System and the Consolidated Tape System.  Each of the actions purported to be brought on behalf of all subscribers who entered into contracts with the exchanges for the receipt of market data and were injured as a result of the misconduct detailed in the complaints, which includes allegations that the defendants did not provide market data services in a non-discriminatory manner or provide subscribers with “valid” data (i.e., data that is accurate and not stale).  On January 16, 2015, Judge Katherine Forrest of the Southern District of New York held oral argument on the pending Motion to Dismiss and thereafter, on April 28, 2015, the Court filed an Opinion and Order granting the exchange defendants’ Motion to Dismiss, terminating all three class action lawsuits with prejudice.  On May 20, 2015, Plaintiff filed a Notice of Appeal of the dismissal and on September 1, 2015, Appellant filed its appeal brief. Respondent’s brief was filed on November 24, 2015 and Appellant’s reply brief was filed on December 8, 2015.  Oral argument was held on March 3, 2016. Given the preliminary nature of the proceedings, the Company is unable to estimate what, if any, liability may result from this litigation. However, the Company believes that the claims are without merit and intends to litigate the matter vigorously.

Securities Industry and Financial Markets Association (“SIFMA”) has filed a number of denial of access applications with the SEC to set aside proposed rule changes to establish or modify fees for Bats market data products and related services.  Each application is being held in abeyance pending a decision on a separate SIFMA denial of access application held before the SEC’s Chief Administrative Law Judge, or ALJ, regarding fees proposed by Nasdaq and the NYSE for their respective market data products. On June 1, 2016, the ALJ issued a decision rejecting SIFMA’s denial of access challenge to the Nasdaq and NYSE fees at issue, concluding that the exchanges do not enjoy monopoly pricing power over their depth of book feeds. It is anticipated that SIFMA will petition the SEC for its review of the ALJ decision. An adverse ruling in that matter could cause the SEC to more closely examine exchange market data fees, which in turn could result in the Company having to reduce the fees it charges for market data.

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

Business Segments

We currently operate along four business segments. Our management allocates resources, assesses performance and manages our business according to these segments:

U.S. Equities. Our U.S. Equities segment includes listed cash equities and ETP transaction services that occur on BZX, BYX, EDGX and EDGA. It also includes the listed cash equities routed transaction services that occur on Trading and through January 12, 2015 routed transaction services that occurred on DE Route. It also includes the listings business where ETPs and the Company are listed on BZX and the recently acquired ETF.com.

European Equities. Our European Equities segment includes pan‑European listed equities transaction services, ETPs, exchange‑traded commodities, and international depository receipts that occur on our MTF, and a listing and trading venue on our RM, which together we refer to as Bats Europe. It also includes the listed cash equities and exchange-traded products routed transaction services that occur on Chi-X Europe, as well as the listings business where ETPs can be listed on BTL.

U.S. Options. Our U.S. Options segment includes our listed equity options markets on BZX and EDGX. It also includes the listed equity options routed transaction services that occur on Trading.

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

•	September 2015: Launched the Bats Hotspot platform in London sucessfully.

•	November 2015: Launched EDGX Options.

•	March 2016: Launched Bats‑T3P SPY Volatility Index successfully.

•	April 2016: Acquired ETF.com, a provider of ETF data, news and analysis.

•	April 2016: Completed our IPO of 15,295,000 shares of common stock for $19.00 per share.

•

June 2016: Refinanced our outstanding credit facility with a new seven-year $650 million term loan that decreased the spread on the interest rate to one-month LIBOR plus 350 basis points decreased the annual mandatory amortization to 1%, and includes 50 basis points of original issue discount. We also refinanced our revolving credit facility with a new three-year $100 million revolving credit facility.

•	June 2016: Bats Europe launched a U.K.-focused benchmark index series successfully.

Factors Affecting Results of Operations

In broad terms, our business performance is impacted by a number of drivers, including macroeconomic events affecting the risk and return of financial assets, investor sentiment, the regulatory environment for capital markets, geopolitical events, central bank policies and changing technology, particularly in the financial services industry. Our future revenues and net income will continue to be influenced by a number of domestic and international economic trends, including:

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

•	continuing pressure in transaction fee pricing due to intense competition in the United States and Europe;
•	regulatory changes relating to market structure or affecting certain types of instruments, transactions, pricing structures, capital market participants or reporting or compliance requirements; and
•	technological advances and members’ demand for speed, efficiency and reliability.

Currently our business drivers are defined by investors' and companies' cautiously optimistic outlook about the pace of global economic recovery. The U.S. and European listed cash equity securities markets have historically experienced growth in trading volumes. From time to time, however, volumes have declined due to economic performance, volatility and other related factors.

Recently, volumes in institution spot FX trading have been lower than expected when we purchased Bats Hotspot. If these trends continue, the future fair value of our goodwill related to that acquisition could be affected.

A number of significant structural, political and monetary issues continue to confront the global economy, instability could return at any time, resulting in an increased level of market volatility, oscillating trading volumes and a return of market uncertainty. In contrast, many of the largest customers of our transactional businesses continue to adapt their business models as they address the implementation of regulatory changes initiated following the global financial crisis.

On June 23, 2016, the U.K. voted to leave the European Union (E.U.) in a referendum (the Brexit Vote).  At this stage, both the terms and the timing of the U.K.'s exit from the E.U. are unclear, and it is unlikely to be before the third quarter of 2018.  Moreover, the nature of the relationship of the U.K. with the remaining E.U. member states has yet to be discussed and negotiations with the E.U. on the terms of the exit have yet to commence.  This brings economic, market, with legal and regulatory uncertainties until the terms of the exit can be defined in the coming years.

Financial Summary

The following summarizes changes in financial performance for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Increase/	Percent	Six Months Ended June 30,		Increase/	Percent
	2016	2015	(Decrease)	Change	2016	2015	(Decrease)	Change
	(in millions, except trading days, percentages and as noted below)				(in millions, except trading days, percentages and as noted below)
Total revenues	$465.9	$418.2	$47.7	11.4%	$976.8	$843.2	$133.6	15.8%
Total cost of revenues	356.0	319.2	36.8	11.5%	755.1	661.4	93.7	14.2%
Revenues less cost of revenues	109.9	99.0	10.9	11.0%	221.7	181.8	39.9	21.9%
Total operating expenses	51.8	50.4	1.4	2.8%	101.4	101.7	(0.3)	(0.3)%
Operating income	58.1	48.6	9.5	19.5%	120.3	80.1	40.2	50.2%
Income before income tax provision	30.2	36.2	(6.0)	(16.6)%	81.3	60.9	20.4	33.5%
Income tax provision	12.3	15.8	(3.5)	(22.2)%	33.3	25.7	7.6	29.6%
Net income	$17.9	$20.4	$(2.5)	(12.3)%	$48.0	$35.2	$12.8	36.4%
Basic earnings per share	$0.19	$0.22	$(0.03)	(13.6)%	$0.51	$0.37	$0.14	37.8%
Diluted earnings per share	0.19	0.21	(0.02)	(9.5)%	0.50	0.37	0.13	35.1%
Organic net revenue (1)	109.9	99.0	10.9	11.0%	211.3	179.4	31.9	17.8%
EBITDA(2)	51.6	59.6	(8.0)	(13.4)%	124.6	100.2	24.4	24.4%
EBITDA margin(3)	47.0%	60.2%	(13.2%)	*	56.2%	55.1%	1.1%	*
Normalized EBITDA(2)	$71.4	$60.0	$11.4	19.0%	$146.8	$105.2	$41.6	39.5%
Normalized EBITDA margin(4)	65.0%	60.6%	4.4%	*	66.2%	57.9%	8.3%	*
Adjusted earnings(5)	$33.9	$24.6	$9.3	37.8%	$69.5	$44.7	$24.8	55.5%
Diluted weighted average shares outstanding	96.6	95.7	0.9	0.9%	96.1	95.7	0.4	0.4%
Diluted adjusted earnings per share	$0.35	$0.26	$0.09	34.6%	$0.72	$0.47	$0.25	53.2%
U.S. Equities:
Average Daily Volume (ADV):
Matched shares ADV (in billions)	1.5	1.3	0.2	15.4%	1.6	1.4	0.2	14.3%
Routed shares ADV (in billions)	0.1	0.1	—	—	0.1	0.1	—	—
Total touched shares ADV (in billions)	1.6	1.4	0.2	14.3%	1.7	1.5	0.2	13.3%
Market ADV (in billions)	7.3	6.4	0.9	14.1%	7.9	6.6	1.3	19.7%
Trading days	64	63	1	1.6%	125	124	1	0.8%
Bats ETPs (in billions of shares)	24.2	19.3	4.9	25.4%	55.5	40.2	15.3	38.1%
Bats ETPs: launches (number of launches)	23	4	19	475.0%	36	7	29	414.3%
Bats ETPs: listings (number of listings)	95	35	60	171.4%	95	35	60	171.4%
European Equities (in billions of ADNV)
Average Daily Notional Value (ADNV):
Matched and touched ADNV (in billions)	€10.7	€13.0	€(2.3)	(17.7)%	€11.6	€13.0	€(1.4)	(10.8)%
Market ADNV (in billions)	46.6	52.9	(6.3)	(11.9)%	50.1	53.8	(3.7)	(6.9)%
Trading days	65	63	2	3.2%	127	126	1	0.8%
Average Euro/British pound exchange rate	£0.788	£0.722	£0.066	9.1%	£0.778	£0.732	£0.046	6.3%
U.S. Options:
ADV:
Matched contracts	1.8	1.5	0.3	20.0%	1.8	1.4	0.4	28.6%
Routed contracts	—	—	—	*	—	0.1	(0.1)	(100.0)%
Total touched contracts	1.8	1.5	0.3	20.0%	1.8	1.5	0.3	20.0%
Market ADV	15.5	15.0	0.5	3.3%	16.1	15.5	0.6	3.9%
Trading days	64	63	1	1.6%	125	124	1	0.8%
Global FX:
ADNV (in billions)	$25.9	$27.0	$(1.1)	(4.1)%	$27.7	$27.7	$—	0.0%
Trading days	65	65	—	*	129	78	51	*
Market share:
U.S. Equities	20.4%	20.8%	(0.4%)	*	20.9%	20.8%	0.1%	*
ETPs	24.7%	22.4%	2.3%	*	25.5%	22.0%	3.5%	*
ETPs: launches	28.4%	6.2%	22.2%	*	29.0%	5.7%	23.3%	*
ETPs: listings	4.9%	2.0%	2.9%	*	4.9%	2.0%	2.9%	*
European Equities	22.9%	24.6%	(1.7%)	*	23.2%	24.1%	(0.9%)	*
U.S. Options	11.6%	9.7%	1.9%	*	10.9%	9.3%	1.6%	*
Net capture:
U.S. Equities (net capture per one hundred touched shares) (6)	$0.022	$0.023	$(0.001)	(4.3)%	$0.021	$0.022	$(0.001)	(4.5)%
European Equities (net capture per matched notional value in basis points) (7)	0.152	0.132	0.020	15.2%	0.147	0.131	0.016	12.2%
U.S. Options (net capture per touched contract) (8)	$0.049	$0.026	$0.023	88.5%	$0.050	$0.022	$0.028	127.3%
Global FX (net capture per one million dollars traded) (9)	$2.61	$3.04	$(0.43)	(14.1)%	$2.67	$3.04	$(0.37)	(12.2)%
Average British pound/U.S. dollar exchange rate	$1.436	$1.532	$(0.096)	(6.3)%	$1.434	$1.523	$(0.089)	(5.8)%

*  Not meaningful

(1)Organic net revenue is defined as revenues less cost of revenues excluding revenues less cost of revenues of any acquisition for the quarter the business was acquired and the following year comparable quarter. Organic net revenue does not represent, and should not be considered as, an alternative to revenues less cost of revenues, or net revenue, as determined in accordance with U.S. GAAP. We have presented organic net revenue because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of electronic exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate organic net revenue differently than we do. Organic net revenue has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

The following is a reconciliation of revenues less cost of revenues to organic net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues less cost of revenues	$109.9	$99.0	$221.7	$181.8
Recent acquisitions:
Global FX revenues less cost of revenues (for the three months ended March 31, 2016 and 2015)	—	—	(10.4)	(2.4)
Organic net revenue	$109.9	$99.0	$211.3	$179.4

(2)EBITDA is defined as income before interest, income taxes, depreciation and amortization. Normalized EBITDA is defined as EBITDA before acquisition-related costs, IPO costs, loss on extinguishment of debt, debt restructuring costs, and gain on extinguishment of revolving credit facility. EBITDA and Normalized EBITDA do not represent, and should not be considered as, alternatives to net income or cash flows from operations, each as determined in accordance with U.S. GAAP. We have presented EBITDA and Normalized EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors and other interested parties in the evaluation of companies. In addition, we use Normalized EBITDA as a measure of operating performance for preparation of our forecasts, evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility and calculating employee and executive bonuses. Other companies may calculate EBITDA and Normalized EBITDA differently than we do. EBITDA and Normalized EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP.

The following is a reconciliation of net income to EBITDA and Normalized EBITDA:

	Three Months Ended June 30,
	2016						2015
	U.S. Equities	European Equities	U.S. Options	Global FX	Corporate	Total	U.S. Equities	European Equities	U.S. Options	Global FX	Corporate	Total

Net income (loss)	$47.5	$7.4	$5.2	$(2.0)	$(40.2)	$17.9	$37.1	$8.7	$2.3	$1.0	$(28.7)	$20.4
Interest	—	—	—	—	11.0	11.0	—	—	—	—	13.2	13.2
Income tax provision	0.8	1.8	—	—	9.7	12.3	0.1	—	—	—	15.7	15.8
Depreciation and amortization	4.2	1.6	0.5	4.1	—	10.4	4.5	2.1	0.4	3.2	—	10.2
EBITDA	52.5	10.8	5.7	2.1	(19.5)	51.6	41.7	10.8	2.7	4.2	0.2	59.6
Acquisition-related costs	0.1	—	—	0.8	—	0.9	—	—	—	0.4	—	0.4
IPO costs	—	—	—	—	1.3	1.3	—	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	17.6	17.6	—	—	—	—	—	—
Normalized EBITDA	$52.6	$10.8	$5.7	$2.9	$(0.6)	$71.4	$41.7	$10.8	$2.7	$4.6	$0.2	$60.0

	Six Months Ended June 30,
	2016						2015
	U.S. Equities	European Equities	U.S. Options	Global FX	Corporate	Total	U.S. Equities	European Equities	U.S. Options	Global FX	Corporate	Total

Net income (loss)	$96.9	$15.8	$9.5	$(2.9)	$(71.3)	$48.0	$63.1	$17.2	$3.5	$(2.6)	$(46.0)	$35.2
Interest	—	—	—	—	22.5	22.5	—	—	—	—	21.3	21.3
Income tax provision	1.7	3.8	—	—	27.8	33.3	0.1	—	—	—	25.6	25.7
Depreciation and amortization	8.5	3.1	1.0	8.2	—	20.8	9.2	4.2	0.9	3.7	—	18.0
EBITDA	107.1	22.7	10.5	5.3	(21.0)	124.6	72.4	21.4	4.4	1.1	0.9	100.2
Acquisition-related costs	0.2	—	—	1.7	—	1.9	1.0	—	—	4.7	(0.2)	5.5
IPO costs	—	—	—	—	2.7	2.7	—	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	17.6	17.6	—	—	—	—	—	—
Debt restructuring	—	—	—	—	—	—	—	—	—	—	0.5	0.5
Gain on extinguishment of revolving credit facility	—	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Normalized EBITDA	$107.3	$22.7	$10.5	$7.0	$(0.7)	$146.8	$73.4	$21.4	$4.4	$5.8	$0.2	$105.2

(3)EBITDA margin represents EBITDA divided by revenues less cost of revenues.

(4)Normalized EBITDA margin represents Normalized EBITDA divided by revenues less cost of revenues.

(5)"Adjusted earnings" is defined as net income adjusted for amortization, acquisition-related costs, IPO costs, loss on extinguishment of debt, debt restructuring costs and gain on extinguishment of revolving credit facility, net of the income tax effects of these adjustments. Adjusted earnings does not represent, and should not be considered as, an alternative to net income, as determined in accordance with U.S. GAAP. We have presented Adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of electronic exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate Adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

The following is a reconciliation of net income to Adjusted earnings:

	Three Months Ended March 31,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$17.9	$20.4	$48.0	$35.2
Amortization	6.8	7.1	13.7	11.3
Acquisition-related costs	0.9	0.4	1.9	5.5
IPO costs	1.3	—	2.7	—
Loss on extinguishment of debt	17.6	—	17.6	—
Debt restructuring	—	—	—	0.5
Gain on extinguishment of revolving credit facility	—	—	—	(1.0)
Tax effects of adjustments	(10.6)	(3.3)	(14.4)	(6.8)
Adjusted earnings	$33.9	$24.6	$69.5	$44.7

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

Revenues

Total revenues increased primarily as a result of higher transaction fees due to a 14.1% increase in U.S. equities market ADV in the three months ended June 30, 2016 and a 19.7% increase in U.S. equities market ADV in the six months ended June 30, 2016 compared to the same periods of 2015. The following summarizes changes in revenues for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015:

	Three Months Ended June 30,		Increase/	Percent	Six Months Ended June 30,		Increase/	Percent
	2016	2015	(Decrease)	Change	2016	2015	(Decrease)	Change
	(in millions, except percentages)				(in millions, except percentages)
Transaction fees	$332.1	$302.7	$29.4	9.7%	$704.0	$608.3	$95.7	15.7%
Regulatory transaction fees	72.6	61.7	10.9	17.7%	151.0	133.8	17.2	12.9%
Market data fees	36.5	33.7	2.8	8.3%	73.7	64.2	9.5	14.8%
Connectivity fees and other	24.7	20.1	4.6	22.9%	48.1	36.9	11.2	30.4%
Total revenues	$465.9	$418.2	$47.7	11.4%	$976.8	$843.2	$133.6	15.8%

Transaction Fees

Transaction fees increased for the three and six months ended June 30, 2016 compared to the same periods of 2015 primarily driven by our U.S. Equities segment.  For the three months ended June 30, 2016, the U.S. Equities segment transaction fees increased $29.4 million compared to the three months ended June 30, 2015, primarily due to increased market ADV of 6.4 billion shares for the three months ended June 30, 2015 compared to an ADV of 7.3 billion shares for the three months ended June 30, 2016. The U.S. Options segment contributed $9.3 million to the increase, primarily driven by increased market share, increasing from 9.7% for the three months ended June 30, 2015, to 11.6% for the three months ended June 30, 2016. European Equities transaction fees decreased $1.7 million, driven by a 11.9% decrease in ADNV compared to the same period in 2015, while the decrease of the average exchange rate of the British pound to the U.S. dollar decreased transaction fees by $1.5 million in the three months ended June 30, 2016.  Global FX transaction fees decreased $1.9 million compared to the same period in 2015 due to a 14.1% decrease in net capture and a 4.1% decrease in ADNV in the three months ended June 30, 2016.

For the six months ended June 30, 2016, U.S. Equities market ADV increased 19.7% to 7.9 billion shares, contributing $76.7 million to transaction fees compared to the same period in 2015. The U.S. Options segment contributed $16.8 million to the increase driven by an increase in market share from 9.3% in 2015 to 10.9% in 2016. The Global FX segment also contributed $6.0 million to the increase in 2016 revenues compared to 2015 due to the Bats Hotspot Acquisition in March 2015. The decrease in the average exchange rate of the British pound to the U.S. dollar contributed $3.1 million to the decrease in transaction fees from the European Equities segment from 2015 to 2016.

Regulatory Transaction Fees

Regulatory transaction fees increased for both the three and six months ended June 30, 2016, compared to the same periods in 2015 primarily due to a 14.1% and 19.7% increase, respectively, in U.S. Equities market ADV.

Market Data Fees

Market data fees increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to a pricing change made in the third quarter of 2015 to proprietary market data across all segments that added an additional $2.7 million for the three months ended June 30, 2016 and $5.4 million for the six months ended June 30, 2016. We also received approximately $1.4 million in audit recoveries from the U.S. tape plans in the first quarter of 2016.

Connectivity Fees and Other

Connectivity fees and other revenues increased for the three and six months ended June 30, 2016, compared to the same periods in 2015, primarily due to U.S. Equities and U.S. Options pricing changes to logical ports in the second and third quarters of 2015, respectively, contributing $2.2 million and $1.0 million, respectively, to the three months ended June 30, 2016, and $6.6 million and $1.8 million to the six months ended June 30, 2016, respectively.

Cost of Revenues

Cost of revenues increased in the three months ended June 30, 2016 compared to the same period in 2015 primarily due to a 14.1% increase in U.S. equities market ADV. Our U.S. Options segment market share also increased from 9.7% for the three months ended June 30, 2015 to 11.6% for the three months ended June 30, 2016, increasing liquidity payments. Cost of revenues increased in the six months ended June 30, 2016 compared to the same period in 2015 primarily due to a 19.7% increase in U.S. Equities market ADV which increased liquidity payments $72.2 million.

The following summarizes changes in cost of revenues for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015:

	Three Months Ended June 30,		Increase/	Percent	Six Months Ended June 30,		Increase/	Percent
	2016	2015	(Decrease)	Change	2016	2015	(Decrease)	Change
	(in millions, except percentages)				(in millions, except percentages)
Liquidity payments	$272.6	$246.2	$26.4	10.7%	$581.7	$503.6	$78.1	15.5%
Section 31 fees	72.6	61.7	10.9	17.7%	151.0	133.8	17.2	12.9%
Routing and clearing	10.8	11.3	(0.5)	(4.4)%	22.4	24.0	(1.6)	(6.7)%
Total cost of revenues	$356.0	$319.2	$36.8	11.5%	$755.1	$661.4	$93.7	14.2%

Liquidity Payments

Liquidity payments increased in the three months ended June 30, 2016 compared to the same period in 2015 with the U.S. Equities segment contributing $23.4 million to the increase, primarily driven by a 14.1% increase in market ADV. The U.S. Options segment liquidity payments increased $6.4 million, primarily driven by increased market share from 9.7% for the three months ended June 30, 2015, to 11.6% for the three months ended June 30, 2016. These increases were offset by an 11.9% decrease in European Equities market ADNV and the decline of the average exchange rate of the British pound to the U.S. dollar which caused a $2.8 million decrease and $0.6 million decrease to liquidity payments, respectively, for the three months ended June 30, 2016 compared to the same period in 2015.

Liquidity payments increased in the six months ended June 30, 2016 compared to the same period in 2015 with the U.S. Equities segment contributing $72.2 million to the increase, driven by a 19.7% increase in market ADV. The U.S. Options segment liquidity payments increased $10.2 million, primarily driven by increased market share from 9.3% in 2015 to 10.9% in 2016. Offsetting these increases was a decrease in European Equities market ADNV of 6.9% and a decrease in the average exchange rate of the British pound to U.S. dollar, which decreased liquidity payments $3.0 million and $1.3 million, respectively, for the six months ended June 30, 2016 compared to the same period in 2015.

Section 31 Fees

Section 31 fees increased for both the three and six months ended June 30, 2016, compared to the same periods in 2015, primarily due to a 14.1% and 19.7% increase in U.S. Equities market ADV, respectively.

Routing and Clearing

The decrease in routing and clearing fees for the three and six months ended June 30, 2016 was driven by a 14.7% decrease and 10.2% decrease of routed and clearing fees per routed contract in our U.S. Options segment, respectively, compared to the same periods in 2015.

Revenues Less Cost of Revenues

Revenues less cost of revenues increased in the three months ended June 30, 2016, compared to the same period in 2015 driven by several factors, including a 19.7% increase in U.S. Equities market ADV that contributed $3.0 million, an 88.5% increase in U.S. Options net capture that contributed $2.6 million to the increase, pricing changes of U.S. Equities and U.S. Options connectivity fees in the third quarter of 2015 that together contributed $2.2 million to the increase, and pricing changes to U.S. Equities and U.S. Options proprietary market data in the third quarter of 2015 that also together contributed $2.2 million in the three months ended June 30, 2016.

Revenues less cost of revenues increased in the six months ended June 30, 2016, compared to the same period in 2015 primarily as a result of incremental Bats Hotspot revenue from the Bats Hotspot Acquisition in March 2015 of $6.0 million and a $7.4 million increase due to a 19.7% increase in U.S. Equities market ADV.

The following summarizes the components of revenues less cost of revenues for the three and six months ended June 30, 2016, presented as a percentage of revenues less cost of revenues and compared to the three and six months ended June 30, 2015:

				Percentage of Revenues Less Cost of Revenues
	Three Months Ended June 30,		Percent	Three Months Ended June 30,
	2016	2015	Change	2016	2015
	(in millions)
Transaction fees less liquidity payments and routing and clearing costs	$48.7	$45.2	7.7%	44.3%	45.7%
Market data fees	36.5	33.7	8.3%	33.2%	34.0%
Connectivity fees	24.7	20.1	22.9%	22.5%	20.3%
Revenues less cost of revenues	$109.9	$99.0	11.0%	100.0%	100.0%

				Percentage of Revenues Less Cost of Revenues
	Six Months Ended June 30,		Percent	Six Months Ended June 30,
	2016	2015	Change	2016	2015
	(in millions)
Transaction fees less liquidity payments and routing and clearing costs	$99.9	$80.7	23.8%	45.1%	44.4%
Market data fees	73.7	64.2	14.8%	33.2%	35.3%
Connectivity fees	48.1	36.9	30.4%	21.7%	20.3%
Revenues less cost of revenues	$221.7	$181.8	21.9%	100.0%	100.0%

Fluctuations in Revenues Less Cost of Revenues

Fluctuations in revenues less cost of revenues are driven by various factors. Volume variances are driven by changes in overall industry volume and our share of those volumes, while net capture variances are driven primarily by pricing changes. The following summarizes the fluctuations in revenues less cost of revenues for the three and six months ended June 30, 2016, compared to the same periods in 2015, and attributes the fluctuations to various sources:

	Three Months Ended June 30,		Six Months Ended June 30,
		Percentage		Percentage
	Total	of Total	Total	of Total
	(in millions)		(in millions)

Market volume	$1.3	11.9%	$14.0	35.1%
Market share	(0.5)	(4.6%)	5.4	13.5%
Net capture	3.3	30.3%	5.0	12.5%
Connectivity	7.0	64.2%	15.7	39.3%
Average British pound/U.S. dollar exchange rate	(1.4)	(12.8%)	(2.3)	(5.8)%
Other	1.2	11.0%	2.1	5.4%
Revenues less cost of revenues	$10.9	100.0%	$39.9	100.0%

Transaction Fees Less Liquidity Payments and Routing and Clearing Costs

Transaction fees less liquidity payments and routing and clearing costs increased in the three months ended June 30, 2016 compared to the same period in 2015 primarily driven by an increase in U.S. Options net capture from $0.026 per contract for the three months ended June 30, 2015, to $0.049 per contract for the three months ended June 30, 2016, and a 14.1% increase in market ADV in U.S. Equities that contributed $2.6 million and $3.0 million to the increase, respectively. This was offset by a $1.9 million decrease in our Global FX segment due to a 14.1% decrease in net capture and a $0.9 million decrease due to the lower average exchange rate of the British pound to U.S. dollar, reflected in our European Equities segment.

Transaction fees less liquidity payments and routing and clearing costs increased in the six months ended June 30, 2016 compared to the same period in 2015 primarily driven a 19.7% increase in U.S. Equities market ADV and Global FX revenue of $6.0 million due to the Bats Hotspot Acquisition in first quarter 2015. U.S. Options market share increased from 9.3% in 2015 to 10.9% in 2016 and U.S. Options net capture increased 127.3% compared to the same period in 2015 contributing $1.9 million and $5.0 million, respectively.  Offsetting these increases was a $1.7 million decrease due to the decreased value of the British pound in 2016.

Market Data Fees

Market data fees increased in the three months ended June 30, 2016 compared to the same period in 2015 due to pricing changes in U.S. Equities proprietary market data that were implemented in the third quarter of 2015 contributing $2.2 million and increased U.S. Options market share contributing $0.4 million in the three months ended June 30, 2016.

Market data fees increased in the six months ended June 30, 2016 compared to the same period in 2015 due to pricing changes in proprietary market data that were implemented in the third quarter of 2015 contributing $4.3 million, an audit recovery of $1.4 million received from the U.S. Tape Plan in the first quarter 2016 and increased U.S. Options market share from 9.3% in 2015 to 10.9% in 2016 contributing $0.7 million in the six months ended June 30, 2016.

Connectivity Fees

Connectivity fees increased for both the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to the U.S. Equities logical port fee pricing changes implemented in third quarter 2015.

Operating Expenses

Total operating expenses stayed relatively flat in the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. For the three months ended June 30, 2016, operating expenses increased 2.8%, primarily driven by increased compensation and benefits due to an increased global headcount of 20.5% and annual merit increases, offset by decreased systems and data communication expenses primarily driven by Direct Edge acquisition synergies. For the six months ended June 30, 2016, operating expenses decreased 0.3%, primarily driven by the Direct Edge acquisition synergies recognized in systems and data communication expenses offset by increased compensation and benefits expenses due to the Bats Hotspot acquisition in March 2015 and an increased global headcount of 20.5%. The following summarizes changes in operating expenses for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015:

	Three Months Ended June 30,		Increase/	Percent	Six Months Ended June 30,		Increase/	Percent
	2016	2015	(Decrease)	Change	2016	2015	(Decrease)	Change
	(in millions, except percentages)				(in millions, except percentages)
Operating expenses:
Compensation and benefits	$23.0	$20.4	$2.6	12.7%	$45.1	$37.5	$7.6	20.3%
Depreciation and amortization	10.4	10.2	0.2	2.0%	20.8	18.0	2.8	15.6%
Systems and data communication	4.4	10.2	(5.8)	(56.9)%	9.0	16.4	(7.4)	(45.1)%
Occupancy	0.7	0.8	(0.1)	(12.5)%	1.4	1.7	(0.3)	(17.6)%
Professional and contract services	2.5	1.8	0.7	38.9%	5.1	7.1	(2.0)	(28.2)%
Regulatory costs	2.8	2.8	-	0.0%	5.8	5.7	0.1	1.8%
Change in fair value of contingent consideration liability	0.8	—	0.8	*	1.7	—	1.7	*
General and administrative	7.2	4.2	3.0	71.4%	12.5	15.3	(2.8)	(18.3)%
Total operating expenses	$51.8	$50.4	$1.4	2.8%	$101.4	$101.7	$(0.3)	(0.3)%

Compensation and Benefits

Compensation and benefits increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily driven by the Bats Hotspot acquisition in March 2015 and an increased global headcount from 268 associates as of June 30, 2015 to 323 associates as of June 30, 2016.

Depreciation and Amortization

Depreciation and amortization increased for the three months ended June 30, 2016 primarily as the result of additional depreciation for assets placed into service in the 2016. For the six months ended June 30, 2016, the increase primarily reflects an increase in amortization recorded of $4.5 million for the intangible assets acquired with the Bats Hotspot Acquisition in March 2015, offset by a $1.1 million decrease in the European Equities segment due to the intangible assets amortized using the cash flow method.

Systems and Data Communication

Systems and data communication costs decreased for the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to synergies achieved from the Direct Edge Acquisition as the Direct Edge legacy data center space was terminated in the second quarter of 2015.

Occupancy

Occupancy expenses decreased for the three and six months ended June 30, 2016, compared to the same periods in 2015 primarily driven by the termination of the lease of the Direct Edge office space in the second quarter of 2015.

Professional and Contract Services

Professional and contract services fees increased for the three months ended June 30, 2016, primarily due to $0.6 million of professional fees incurred for services rendered in preparation of being a public company. For the six months ended June 30, 2016, professional and contracted services fees decreased due to $4.5 million of Bats Hotspot acquisition fees recorded in 2015, offset by $1.9 million of fees incurred for services rendered in preparation of our being a public company in 2016.

General and Administrative

General and administrative expenses increased for the three months ended June 30, 2016, compared to the same period in 2015, primarily driven by a $1.5 million VAT recovery recorded in second quarter 2015 and additional services in preparation of being a public company of $0.6 million in 2016. For the six months ended June 30, 2016, general and administrative expenses decreased, compared to the same period in 2015, primarily due to the $6.0 million accelerated expense of legacy Direct Edge servers that are no longer being used after the Direct Edge technology integration in January 2015, offset by the $1.5 million VAT recovery recorded in 2015 and $0.6 million of additional services in preparation of our being a public company in 2016.

Operating Income

As a result of the items above, operating income for the three and six months ended June 30, 2016 was $58.1 million and $120.3 million, respectively, compared to $48.6 million and $80.1 million for the three and six months ended June 30, 2015, an increase of $9.5 million, or 19.5%, for the three months ended June 30, 2016, and $40.2 million, or 50.2%, for the six months ended June 30, 2016.

Interest Expense, Net

Interest expense, net decreased by $2.2 million and increased by $1.2 million to $11.0 million and $22.5 million for the three and six months ended June 30, 2016,  respectively, compared with $13.2 million and $21.3 million for the three and six months ended June 30, 2015, respectively. The decrease in the three months ended June 30, 2016 was due to interest on declining principal balances.  The increase in the six months ended June 30, 2016 was driven by the additional debt issued in March 2015 to finance the Bats Hotspot Acquisition.

Loss on extinguishment of debt

With the refinancing of our debt in second quarter 2016, we recorded a $17.6 million loss on extinguishment of debt.

Other Income

Other income decreased by $0.1 million and $1.6 million for the three and six months ended June 30, 2016, respectively. The decrease for the six months ended June 30, 2016 against the prior year was due to the foreign currency gain on the revolving credit facility extinguished in March 2015.

Income Before Income Tax Provision

As a result of the above, income before income tax provision for the three and six months ended June 30, 2016 was $30.2 million and $81.3 million respectively, compared to $36.2 million and $60.9 million for the three and six months ended June 30, 2015, respectively, a decrease of $6.0 million and an increase of $20.4 million, respectively.

Income Tax Provision

For the three and six months ended June 30, 2016, income tax provision was $12.3 million and $33.3 million respectively, compared with $15.8 million and $25.7 million for the three and six months ended June 30, 2015 respectively. The effective tax rate for the three and six months ended June 30, 2016 was 40.7% and 41.0%, respectively, compared to 43.6% and 42.2% for the three and six months ended June 30, 2015, respectively.  The effective tax rates for the three and six months ended June 30, 2016 decreased primarily due to a lower state rate in 2016.

Net Income

As a result of the items above, net income for the three and six months ended June 30, 2016 was $17.9 million and $48.0 million, respectively, compared to $20.4 million and $35.2 million for the three and six months ended June 30, 2015, respectively, an increase of $2.5 million and $12.8 million, respectively.

Segment Operating Results

The following summarizes our total revenues by segment:

				Percentage of Total Revenues
	Three Months Ended June 30,		Percent	Three Months Ended June 30,
	2016	2015	Change	2016	2015

U.S. Equities	$358.7	$318.4	12.7%	77.0%	76.1%
European Equities	27.8	30.0	(7.3)%	6.0%	7.2%
U.S. Options	70.4	59.1	19.1%	15.1%	14.1%
Global FX	9.0	10.7	(15.9)%	1.9%	2.6%
Total revenues	$465.9	$418.2	11.4%	100.0%	100.0%

				Percentage of Total Revenues
	Six Months Ended June 30,		Percent	Six Months Ended June 30,
	2016	2015	Change	2016	2015

U.S. Equities	$765.0	$657.0	16.4%	78.3%	77.9%
European Equities	58.5	60.1	(2.7)%	6.0%	7.1%
U.S. Options	133.9	113.0	18.5%	13.7%	13.4%
Global FX	19.4	13.1	48.1%	2.0%	1.6%
Total revenues	$976.8	$843.2	15.8%	100.0%	100.0%

The following summarizes our total revenues less cost of revenues by segment:

				Percentage of Revenues Less Cost of Revenues
	Three Months Ended June 30,		Percent	Three Months Ended June 30,
	2016	2015	Change	2016	2015

U.S. Equities	$72.2	$65.7	9.9%	65.7%	66.3%
European Equities	18.0	16.8	7.1%	16.4%	17.0%
U.S. Options	10.7	5.8	84.5%	9.7%	5.9%
Global FX	9.0	10.7	(15.9)%	8.2%	10.8%
Total revenues less cost of revenues	$109.9	$99.0	11.0%	100.0%	100.0%

				Percentage of Revenues Less Cost of Revenues
	Six Months Ended June 30,		Percent	Six Months Ended June 30,
	2016	2015	Change	2016	2015

U.S. Equities	$145.1	$124.5	16.5%	65.4%	68.5%
European Equities	36.5	33.8	8.0%	16.5%	18.6%
U.S. Options	20.7	10.4	99.0%	9.3%	5.7%
Global FX	19.4	13.1	48.1%	8.8%	7.2%
Total revenues less cost of revenues	$221.7	$181.8	21.9%	100.0%	100.0%

U.S. Equities

The following summarizes revenues, cost of revenues, operating expenses and operating income for our U.S. Equities segment:

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended June 30,		Percent	Three Months Ended June 30,		Six Months Ended June 30,		Percent	Six Months Ended June 30,
	2016	2015	Change	2016	2015	2016	2015	Change	2016	2015
	(in millions, except percentages, trading days and as noted below)
Revenues:
Transaction fees	$237.9	$212.7	11.8%	51.1%	50.9%	$517.9	$441.2	17.4%	53.0%	52.3%
Regulatory transaction fees	70.8	60.3	17.4%	15.2%	14.4%	147.3	131.0	12.4%	15.1%	15.5%
Market data fees	31.5	29.6	6.4%	6.8%	7.0%	63.7	56.1	13.5%	6.5%	6.6%
Connectivity fees and other	18.5	15.8	17.1%	3.9%	3.8%	36.1	28.7	25.8%	3.7%	3.5%
Total revenues	358.7	318.4	12.7%	77.0%	76.0%	765.0	657.0	16.4%	78.3%	77.9%
Cost of revenues:
Liquidity payments	205.8	182.4	12.8%	44.2%	43.6%	451.9	379.7	19.0%	46.3%	45.0%
Section 31 fees	70.8	60.3	17.4%	15.2%	14.4%	147.3	131.0	12.4%	15.1%	15.5%
Routing and clearing	9.9	10.0	(1.0)%	2.1%	2.4%	20.7	21.8	(5.0)%	2.1%	2.7%
Total cost of revenues	286.5	252.7	13.4%	61.5%	60.4%	619.9	532.5	16.4%	63.5%	63.2%
Revenues less cost of revenues	72.2	65.7	9.9%	15.5%	15.6%	145.1	124.5	16.5%	14.8%	14.7%
Operating expenses	23.9	28.6	(16.4)%	5.1%	6.8%	46.5	61.4	(24.3)%	4.8%	7.4%
Operating income	$48.3	$37.1	30.2%	10.4%	8.9%	$98.6	$63.1	56.3%	10.0%	7.3%

EBITDA (1)	$52.5	$41.7	25.9%	11.3%	10.0%	$107.1	$72.4	47.9%	11.0%	8.6%
EBITDA margin (2)	72.7%	63.5%	*	*	*	73.8%	58.2%	*	*	*
Normalized EBITDA (1)	$52.6	$41.7	26.1%	11.3%	10.0%	$107.3	$73.4	46.2%	11.0%	8.7%
Normalized EBITDA margin (3)	72.9%	63.5%	*	*	*	73.9%	59.0%	*	*	*
ADV (in billions):
Matched shares	1.5	1.3	15.4%	*	*	1.6	1.4	14.3%	*	*
Routed shares	0.1	0.1	—	*	*	0.1	0.1	—	*	*
Total touched shares	1.6	1.4	14.3%	*	*	1.7	1.5	13.3%	*	*
Market ADV	7.3	6.4	14.1%	*	*	7.9	6.6	19.7%	*	*
Trading days	64	63	1.6%	*	*	125	124	0.8%	*	*
Bats ETPs (in billions of shares)	24.2	19.3	25.4%	*	*	55.5	40.2	38.1%	*	*
Bats ETPs: launches (number of launches)	23	4	475.0%	*	*	36	7	414.3%	*	*
Bats ETPs: listings (number of listings)	95	35	171.4%	*	*	95	35	171.4%	*	*
Market share	20.4%	20.8%	*	*	*	20.9%	20.8%	*	*	*
ETPs: launches market share	28.4%	6.2%	*	*	*	29.0%	5.7%	*	*	*
Net capture	$0.022	$0.023	(4.3)%	*	*	$0.021	$0.022	(4.5)%	*	*

*  Not meaningful

(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA and Normalized EBITDA, and management’s reasons for using such non-GAAP measures.

(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.

(3)Normalized EBITDA margin represents Normalized EBITDA divided by revenues less cost of revenues.

For the three and six months ended June 30, 2016, U.S. Equities operating income increased $11.2 million and $35.5 million, to $48.3 million and $98.6 million, respectively, compared to the same periods in 2015. The increase in revenues less cost of revenues was driven by a 14.1% and 19.7% increase in market ADV for the three and six months ended June 30, 2016, respectively. For both the three and six months ended June 30, 2016, the decrease in operating expenses compared to the same periods in 2015 was driven by synergies from the Direct Edge acquisition and an expense acceleration in the first quarter of 2015 of $6.0 million for the retirement of legacy Direct Edge leased servers.

European Equities

The following summarizes revenues, cost of revenues, operating expenses and operating income for our European Equities segment:

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended June 30,		Percent	Three Months Ended June 30,		Six Months Ended June 30,		Percent	Six Months Ended June 30,
	2016	2015	Change	2016	2015	2016	2015	Change	2016	2015
	(in millions, except percentages, trading days and as noted below)
Revenues:
Transaction fees	$21.8	$25.0	(12.8)%	4.7%	6.0%	$46.4	$50.2	(7.6)%	4.8%	6.0%
Market data fees	2.5	2.3	8.7%	0.5%	0.5%	5.3	4.6	15.2%	0.5%	0.5%
Connectivity fees and other	3.5	2.7	29.6%	0.8%	0.6%	6.8	5.3	28.3%	0.7%	0.6%
Total revenues	27.8	30.0	(7.3)%	6.0%	7.2%	58.5	60.1	(2.7)%	6.0%	7.1%
Cost of revenues:
Liquidity payments	9.8	13.2	(25.8)%	2.1%	3.2%	22.0	26.3	(16.3)%	2.3%	3.1%
Total cost of revenues	9.8	13.2	(25.8)%	2.1%	3.2%	22.0	26.3	(16.3)%	2.3%	3.1%
Revenues less cost of revenues	18.0	16.8	7.1%	3.9%	4.0%	36.5	33.8	8.0%	3.7%	4.0%
Operating expenses	9.4	8.2	14.6%	2.0%	1.9%	18.0	17.0	5.9%	1.9%	2.0%
Operating income	$8.6	$8.6	(0.0%)	1.8%	2.1%	$18.5	$16.8	10.1%	1.8%	2.0%

EBITDA (1)	$10.8	$10.8	0.0%	2.3%	2.6%	$22.7	$21.4	6.1%	2.3%	2.5%
EBITDA margin (2)	60.0%	64.3%	*	*	*	62.2%	63.3%	*	*	*
Normalized EBITDA (1)	$10.8	$10.8	0.0%	2.3%	2.6%	$22.7	$21.4	6.1%	2.3%	2.5%
Normalized EBITDA margin (3)	60.0%	64.3%	*	*	*	62.2%	63.3%	*	*	*
ADNV (in billions):
Matched and touched ADNV	€10.7	€13.0	(17.7)%	*	*	€11.6	€13.0	(10.8)%	*	*
Market ADNV	€46.6	€52.9	(11.9)%	*	*	€50.1	€53.8	(6.9)%	*	*
Trading days	65	63	3.2%	*	*	127	126	0.8%	*	*
Market share	22.9%	24.6%	*	*	*	23.2%	24.1%	*	*	*
Net capture per matched notional value (in basis points)	0.152	0.132	15.2%	*	*	0.147	0.131	12.2%	*	*
Average British pound/U.S. dollar exchange rate	$1.436	$1.532	(6.3)%	*	*	$1.434	$1.523	(5.8)%	*	*
Average Euro/British pound exchange rate	£0.788	£0.722	9.1%	*	*	£0.778	£0.732	6.3%	*	*

*  Not meaningful

(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA and Normalized EBITDA, and management’s reasons for using such non-GAAP measures.

(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.

(3)Normalized EBITDA margin represents Normalized EBITDA divided by revenues less cost of revenues.

For the three and six months ended June 30, 2016, the European Equities segment’s operating income remained flat and increased $1.7 million, respectively, compared to the three and six months ended June 30, 2015. For the three months ended June 30, 2016 compared to the same period in 2015, revenues less cost of revenues increased $1.2 million driven by a 15.2% increase in net capture offset by a $1.4 million decrease driven by the decreased average exchange rate of the British pound to the U.S. dollar.  Operating expenses also decreased by $0.7 million as a result of the decreased average exchange rate of the British pound to the U.S. dollar, offset by increased compensation and benefit costs in the three months ended June 30, 2016 and the $1.5 million VAT recovery recorded in the three months ended June 30, 2015.  For the six months ended June 30, 2016, revenues less cost of revenues increased $2.7 million, driven by a 12.2% increase in net capture offset by a $2.3 million decrease due to the decreased value of the British pound. Operating expenses decreased by $1.9 million driven by the decreased average exchange rate of the British pound to the U.S. dollar. This increase was offset by increased compensation and benefit costs in the six months ended June 30, 2016 and the $1.5 million VAT recovery recorded in the six months ended June 30, 2015.

U.S. Options

The following summarizes revenues, cost of revenues, operating expenses and operating income for our U.S. Options segment:

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended June 30,		Percent	Three Months Ended June 30,		Six Months Ended June 30,		Percent	Six Months Ended June 30,
	2016	2015	Change	2016	2015	2016	2015	Change	2016	2015
	(in millions, except percentages, trading days and as noted below)
Revenues:
Transaction fees	$63.6	$54.3	17.1%	13.7%	13.0%	$120.6	$103.8	16.2%	12.3%	12.3%
Regulatory transaction fees	1.8	1.4	28.6%	0.4%	0.3%	3.7	2.8	32.1%	0.4%	0.3%
Market data fees	2.4	1.8	33.3%	0.5%	0.4%	4.6	3.5	31.4%	0.5%	0.4%
Connectivity fees and other	2.6	1.6	62.5%	0.5%	0.4%	5.0	2.9	72.4%	0.5%	0.3%
Total revenues	70.4	59.1	19.1%	15.1%	14.1%	133.9	113.0	18.5%	13.7%	13.4%
Cost of revenues:
Liquidity payments	57.0	50.6	12.6%	12.2%	12.1%	107.8	97.6	10.5%	11.0%	11.6%
Section 31 fees	1.8	1.4	28.6%	0.4%	0.3%	3.7	2.8	32.1%	0.4%	0.3%
Routing and clearing	0.9	1.3	(30.8)%	0.2%	0.3%	1.7	2.2	(22.7)%	0.2%	0.3%
Total cost of revenues	59.7	53.3	12.0%	12.8%	12.7%	113.2	102.6	10.3%	11.6%	12.2%
Revenues less cost of revenues	10.7	5.8	84.5%	2.3%	1.3%	20.7	10.4	99.0%	2.1%	1.2%
Operating expenses	5.6	3.5	60.0%	1.2%	0.8%	11.2	6.9	62.3%	1.1%	0.8%
Operating income	$5.1	$2.3	121.7%	1.1%	0.5%	$9.5	$3.5	171.4%	1.0%	0.4%

EBITDA (1)	$5.7	$2.7	111.1%	1.2%	0.6%	$10.5	$4.4	138.6%	1.1%	0.5%
EBITDA margin (2)	53.3%	46.6%	*	*	*	50.7%	42.3%	*	*	*
Normalized EBITDA (1)	$5.7	$2.7	111.1%	1.2%	0.6%	$10.5	$4.4	138.6%	1.1%	0.5%
Normalized EBITDA margin (3)	53.3%	46.6%	*	*	*	50.7%	42.3%	*	*	*
ADV (in millions):
Matched contracts	1.8	1.5	20.0%	*	*	1.8	1.4	28.6%	*	*
Routed contracts	—	—	*	*	*	—	—	*	*	*
Total touched contracts	1.8	1.5	20.0%	*	*	1.8	1.4	28.6%	*	*
Market ADV	15.5	15.0	3.3%	*	*	16.1	15.5	3.9%	*	*
Trading days	64	63	1.6%	*	*	125	124	0.8%	*	*
Market share	11.6%	9.7%	*	*	*	10.9%	9.3%	*	*	*
Net capture per touched contract	$0.049	$0.026	88.5%	*	*	$0.050	$0.022	127.3%	*	*

*  Not meaningful

(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA and Normalized EBITDA, and management’s reasons for using such non-GAAP measures.

(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.

(3)Normalized EBITDA margin represents Normalized EBITDA divided by revenues less cost of revenues.

For the three and six months ended June 30, 2016, the U.S. Options segment’s operating income increased $2.8 million and $6.0 million to $5.1 million and $9.5 million, respectively, compared to the three and six months ended June 30, 2015. Revenues less cost of revenues increased $4.9 million and $10.3 million for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015, primarily driven by increased net capture from $0.026 and $0.022 per contract for the three and six months ended June 30, 2015, respectively, to $0.049 and $0.050 per contract for the three and six months ended June 30, 2016, respectively. Operating expenses increased $2.1 million and $4.3 million for the three and six months ended June 30, 2016, respectively, primarily driven by increases in compensation and benefit expense due to the launch of our second Options book (EDGX Options) in November 2015.

Global FX

The following summarizes revenues, cost of revenues, operating expenses and operating income for our Global FX segment:

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended June 30,		Percent	Three Months Ended June 30,		Six Months Ended June 30,		Percent	Six Months Ended June 30,
	2016	2015	Change	2016	2015	2016	2015	Change	2016	2015
	(in millions, except percentages and as noted below)
Revenues:
Transaction fees	$8.8	$10.7	(17.8)%	1.9%	2.6%	$19.1	$13.1	45.8%	2.0%	1.6%
Market data fees	0.1	—	*	—	—	0.1	—	*	—	—
Connectivity fees and other	0.1	—	*	—	—	0.2	—	*	0.0	—
Total revenues	9.0	10.7	(15.9)%	1.9%	2.6%	19.4	13.1	48.1%	2.0%	1.6%
Cost of revenues:
Total cost of revenues	—	—	*	—	—	—	—	*	—	—
Revenues less cost of revenues	9.0	10.7	(15.9)%	1.9%	2.6%	19.4	13.1	48.1%	2.0%	1.6%
Operating expenses	11.0	10.1	8.9%	2.4%	2.4%	22.4	16.1	39.1%	2.3%	1.9%
Operating (loss) income	$(2.0)	$0.6	(433.3)%	(0.5%)	0.2%	$(3.0)	$(3.0)	(0.0)%	(0.3)%	(0.3)%

EBITDA (1)	2.1	4.2	(50.0)%	0.5%	1.0%	5.3	1.1	381.8%	0.5%	0.1%
EBITDA margin (2)	23.3%	39.3%	*	*	*	27.3%	8.4%	*	*	*
Normalized EBITDA (1)	2.9	4.6	(37.0)%	0.6%	1.1%	7.0	5.8	20.7%	0.7%	0.7%
Normalized EBITDA margin (3)	32.2%	43.0%	*	*	*	36.1%	44.3%	*	*	*
ADNV (in billions)	$25.9	$27.0	(4.1)%			$27.7	$27.7	—
Net capture per one million dollars traded	$2.61	$3.04	(14.1)%	*	*	$2.67	$3.04	(12.2)%	*	*
Trading days	65	65	0.0%	*	*	129	78	65.4%	*	*

*  Not meaningful

(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA and Normalized EBITDA, and management’s reasons for using such non-GAAP measures.

(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.

(3)Normalized EBITDA margin represents Normalized EBITDA divided by revenues less cost of revenues.

For the three months ended June 30, 2016, the operating loss increased $2.6 million, driven by a 14.1% decrease in net capture compared to the three months ended June 30, 2015.  For the six months ended June 30, 2016, the operating loss remained flat as an 11.7% decrease in net capture was offset by additional revenues due to the Bats Hotspot Acquisition in March 2015.

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

Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of June 30, 2016 decreased $13.8 million from December 31, 2015 primarily due to the acquisition of ETF.com. See “—Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $34.3 million as of June 30,  2016 and $32.8 million as of December 31, 2015. The remaining balance was held in the United States and totaled $27.0 million as of June 30, 2016 and $42.3 million as of December 31, 2015. Unremitted earnings of subsidiaries outside of the United States are used to finance our international operations and are generally considered to be indefinitely reinvested. It is not our current intent to change this position. However, the majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits. In connection with the acquisition of ETF.com on April 1, 2016, we have $1.8 million of restricted cash held to be paid to the sellers of ETF.com within 18 months after acquisition date upon release of seller indemnifications per the terms of the acquisition agreement.

Our financial investments include investments with original or acquired maturities longer than three months but that mature in less than one year from the statement of financial condition date and are recorded at fair value. As of June 30, 2016 and December 31, 2015, financial investments primarily consisted of U.S. Treasury securities.

Cash Flow

The following table summarizes our cash flow data for the six months ended June 30, 2016:

	Six Months Ended June 30,
	2016	2015

Net cash provided by operating activities	$140.9	$69.6
Net cash used in investing activities	(94.9)	(406.3)
Net cash (used in) provided by financing activities	(69.1)	282.5
Effect of foreign currency exchange rate changes on cash and cash equivalents	9.3	5.4
	$(13.8)	$(48.8)

Net Cash Flows Provided by Operating Activities

During the six months ended June 30, 2016, net cash provided by operating activities was $92.8 million greater than net income. The primary adjustment was depreciation and amortization of $20.8 million and the loss on extinguishment of debt of $17.6 million, offset by changes in various balance sheet accounts.

During the six months ended June 30, 2015, net cash provided by operating activities was $34.4 million higher than net income. The primary adjustments were the payment of Section 31 fees of $27.7 million and a decrease in accounts receivable of $8.6 million.

Net Cash Flows Used in Investing Activities

Net cash flows used in investing activities for the six months ended June 30, 2016 were $94.9 million and $406.3 million, respectively, and reflected changes in net purchases and redemptions of available-for-sale securities of $75.1 million in 2016 and $49.2 million in 2015. In 2016, we acquired ETF.com for $12.6 million and in 2015 we acquired Bats Hotspot for $360.9 million, net of cash acquired. Purchases of property and equipment were $5.3 million and $10.2 million for the six months ended June 30, 2016 and 2015, respectively.

We expect to spend $15.0 million to $20.0 million in capital expenditures in 2016 primarily for the general maintenance and ongoing enhancement of our data and telecommunications infrastructure and disaster recovery sites.

Net Cash Flows (Used in) Provided by Financing Activities

In connection with the debt refinancing in June 2016, for the six months ended June 30 2016, (see discussion under “—Liquidity and Capital Resources—Contractual Obligations” below), we received proceeds from long-term debt of $646.7 million while making principal payments on long-term debt of $698.7 million.  We also paid $11.0 million in debt issuance costs.

For the six months ended June 30, 2015, in connection with the Bats Hotspot Acquisition, $373.8 million of long term debt was issued.  We made $69.8 million in principal payments on long term debt, $16.5 million in payments of debt issuance cost and $4.8 million in distributions.

Financial Assets

The following summarizes our financial assets as of June 30, 2016 and December 31, 2015 (in millions):

	June 30,	December 31,
	2016	2015

Cash and cash equivalents	$61.3	$75.1
Financial investments	122.9	47.7
Adjusted cash (1)	61.9	54.9

(1)

Adjusted cash represents cash and cash equivalents plus financial investments minus cash collected for Section 31 fees. We have presented Adjusted cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.

Debt

The following summarizes our debt obligations as of June 30, 2016 and December 31, 2015 (in millions):

	June 30,	December 31,
	2016	2015

Term loans outstanding	$635.6	$677.6
Revolving credit facility	—	—
Current portion of long-term debt	(59.0)	(83.9)
Long-term debt	$576.6	$593.7

As of June 30, 2016 and December 31, 2015, we were in compliance with the covenants of our debt agreements.

In addition to the debt outstanding, as of June 30, 2016, we had an additional $100.0 million available through our revolving credit facility. Together with Adjusted cash, we had $161.9 million available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends as of June 30, 2016.

Contractual Obligations

As of June 30, 2016, our contractual obligations included real property leases, operating leases, data and telecommunications agreements, equipment leases and our long-term debt outstanding.

In June 2016, the Company refinanced its Amended 2014 Loan with a new seven-year $650 million term loan (the “2016 Term Facility”).  The 2016 Term Facility decreased the spread on the interest rate to, subject to compliance with a leverage ratio pricing grid, LIBOR plus 350 basis points, and includes 50 basis points of original issue discount. Under the 2016 Term Facility, the required annual amortization also decreased to 1.0% per annum, calculated on the basis of the outstanding principal amount of the 2016 Term Facility. In addition, the Company entered into a new three-year $100 million revolving credit facility with an interest rate based on, subject to compliance with a leverage ratio grid, LIBOR plus 275, which includes an undrawn fee,  subject to compliance with a leverage ratio grid, of 37.5 basis points, replacing the revolving credit facility under the Amended 2014 Loan.

There were no other material changes outside the ordinary course of our business with respect to our contractual obligations during the six months ended June 30, 2016 from those disclosed in our final prospectus filed with the SEC pursuant to Rule 424(b) on April 15, 2016.

Off Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

In the second quarter of 2016, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our final prospectus filed on April 15, 2016.

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

For the three and six months ended June 30, 2016, our exposure to foreign-denominated revenues and expenses is presented by primary foreign currency in the following table:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Euro(1)	British Pound (1)	Euro(1)	British Pound (1)
Foreign denominated % of:
Revenues	2.5%	2.5%	2.6%	2.4%
Cost of revenues	1.9%	0.3%	2.0%	0.5%
Operating expenses	0.4%	—	0.6%	—
Impact of 10% adverse currency fluctuation on:
Revenues	$1.3	$1.2	$2.6	$2.4
Cost of revenues	0.7	0.1	1.5	0.4
Operating expenses	—	—	—	—

(1)An average foreign exchange rate to the U.S. dollar for the period was used.

Equity Risk

Our investment in European operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European business are denominated in British pounds. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and income into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive loss (income) within stockholders' equity on our consolidated statements of financial condition. Our primary exposure to this equity risk as of June 30, 2016 is presented by foreign currency in the following table:

British Pound (1)
Net equity investment in Bats Europe	$238.0
Impact on consolidated equity of a 10% adverse currency fluctuation	$23.8

(1)Converted to U.S. dollars using the foreign exchange rate of British pounds into U.S. dollars as of June 30,
2016.

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

Similarly, with respect to orders in U.S. listed equity options, we route orders for execution to other national securities exchanges through either Bats Trading or through affiliates of Bank of America Merrill Lynch and Wedbush Securities, as discussed above. For orders in U.S. listed equity options routed through Bank of America Merrill Lynch, or Wedbush Securities and executed on another national securities exchange, Bats Trading has counterparty credit risk exposure to Bank of America Merrill Lynch or Wedbush Securities until a trade settles (generally one day after the trade date). For orders in U.S. listed equity options routed directly by Bats Trading to, and executed on, another national securities exchange, Bats Trading also has counterparty credit exposure to Bank of America Merrill Lynch, which acts as Bats Trading's options clearing firm on such transactions. We believe that any potential requirement for us to make payments under these guarantees is remote. Accordingly, we have not recorded any liability in our consolidated financial statements for these guarantees.

Historically, we have not incurred any liability due to a customer’s failure to satisfy its contractual obligations as counterparty to a system trade. Credit difficulties or insolvency, or the perceived possibility of credit difficulties or insolvency, of one or more larger or visible market participants could also result in market-wide credit difficulties or other market disruptions.

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

On a regular basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations. Any such effects to date have been minimal.

Item 4.  Controls and Procedures

(a). Disclosure controls and procedures. Bats Global Markets, Inc.’s management, with the participation of Bats Global Markets, Inc.’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of Bats Global Markets, Inc.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, Bats Global Markets, Inc.’s Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of such period, Bats Global Markets, Inc.’s disclosure controls and procedures are effective.

(b). Internal controls over financial reporting. There have been no changes in Bats Global Markets, Inc.’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, Bats Global Markets, Inc.’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.        Legal Proceedings.

For the three and six months ended June 30, 2016, Bats Global Markets, Inc. incorporates herein by reference the discussion set forth in Note 18 (“Commitments, Contingencies and Guarantees—Legal Proceedings”) of the condensed consolidated financial statements included herein, and no other matters were reportable during the period.  In addition to the matters incorporated herein by reference, Bats Global Markets, Inc. is from time to time involved in various legal proceedings that arise in the ordinary course of its business. Bats Global Markets, Inc. does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its consolidated financial statements as a whole.

Item 1A.    Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors detailed below. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our final prospectus filed on April 15, 2016 and those detailed below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

We face intense competition and compete with a broad range of market participants globally, including certain of our stockholders. Further consolidation and alliances among our securities trading competitors could impair our competitive position.

The market for trade execution services is intensely competitive in the asset classes and geographies in which we operate. Increased competition may result in a decline in our share of trading activity and a decline in our revenues from transaction fees and market data fees, thereby adversely affecting our operating results.

In the United States, the competition among securities exchanges and other securities execution venues has become more intense with regulatory changes. The U.S. listed cash equity securities marketplace has evolved dramatically in the years following the SEC’s adoption of Regulation NMS. We compete in the U.S. listed cash equity securities market against NYSE and NASDAQ, other regional exchanges and several ATSs. Market participants have multiple venues for the execution of orders, including national securities exchanges as well as numerous off‑exchange venues, including ATSs operating “dark pools” that do not publicly display quotations, “lit” ATSs that publicly display quotations operating as ECNs and broker‑dealers who internalize orders off‑exchange. For example, dark pool venues compete with us by offering low cost executions and differ from “lit” ATSs in the degree of transparency with respect to quotes and trades they offer and in restrictions on who may access these systems. Unlike “lit” venues that publicly display orders, dark pools do not display orders publicly or privately. In addition, while dark pools are required to publicly report trade executions, unlike lit venues that are national securities exchanges, such as BZX, BYX, EDGX and EDGA, those public reports do not immediately identify the dark pool responsible for the trade execution. Hence, dark pools are less transparent than lit venues. Moreover, dark pools with trading volume below certain levels have discretion to offer access on discriminatory terms, effectively blocking access to certain types of market participants. These features of dark pools, which are not available to national securities exchanges, such as BZX, BYX, EDGX and EDGA, can appeal to trading participants who seek to minimize the public disclosure of their trading interest or limit the types of other trading participants that can access their orders. In addition, various broker‑dealers internalize their order flow or route their orders to third‑party ATSs. Based on publicly available data regarding reported trades, for the six months ended June 30, 2016, off‑exchange trading accounted for approximately 32.4% of consolidated U.S. listed equity volume, and for the years ended December 31, 2015 and 2014, off‑exchange trading accounted for approximately 35.4% and 36.2%, respectively, of consolidated U.S. equity volume. If off‑exchange trading expands further, it will adversely affect our market share in the United States. In addition, newer market entrants with different models may seek status as national securities exchanges, further competing with our exchange business. For example, on June 17, 2016, the SEC approved IEX Group, Inc.’s request to launch a new national securities exchange.

The market for execution services within listed cash equity securities in Europe has become significantly more competitive since MiFID came into effect in 2007. MiFID will be superseded and enhanced by MiFID II and MiFIR, which are expected to be implemented at the beginning of 2018. MiFID created a structure for pan‑European competition versus other exchange monopolies throughout the European Union (“E.U.”) countries. As a result, new MTFs emerged that have captured significant market share from existing national exchanges. Our major competitors in

Europe include the London Stock Exchange Group, or LSE, which also includes an MTF, Turquoise, Euronext, Deutsche Börse, NASDAQ, SIX Swiss Exchange and Bolsas y Mercados Españoles, or BME.

The market for the trading of U.S. listed equity options is also intensely competitive, with fourteen U.S. options exchanges as of the date of this prospectus (not including a second U.S. options exchange of Miami International Holdings, Inc., planned for launch in the third quarter of 2016, pending SEC approval) competing for market share. Our primary competitors in the U.S. options market are CBOE, NYSE, NASDAQ, International Securities Holdings, Inc., or ISE, and Boston Options Exchange Group, LLC, or BOX. As a result of our size and limited product offerings, certain of our competitors have advantages in terms of greater market share and name recognition in the market for trading U.S. listed equity options. These advantages enable our competitors to provide products and services we do not offer, including proprietary products. For instance, some products offered uniquely by CBOE (for example, products based on the VIX volatility index) are not traded on our platform. On June 28, 2016, NASDAQ completed its acquisition of ISE, which operates three options exchanges. Additionally, a rule change recently adopted by the Options Clearing Corporation, or the OCC, and affirmed on review by the SEC in February 2016, concerns a capital plan that could effectively allow the OCC’s stockholder exchanges, which include CBOE, ISE, NASDAQ and NYSE, to monetize for their benefit the OCC’s monopoly over options clearing. We believe that the capital plan has the potential to result in a wealth transfer from options investors to the OCC’s stockholder exchanges, stifling future competition in the options market and increasing the costs of trading listed options.

The spot FX market remains severely fragmented, with transparent automated marketplaces such as Bats Hotspot challenging ICAP plc (EBS BrokerTec), or ICAP, and Thomson Reuters (Reuters Matching, FXall). While the spot FX market recently has been experiencing a shift from competing interbank platforms to ECNs, the electronification of spot FX may encounter resistance from clients that still prefer to utilize the phone, Reuters Conversational Dealing, Instant Bloomberg Chat, Bloomberg terminals and key banking relationships for price discovery and trading. Furthermore, electronification of FX appears to be experiencing more resistance outside the United States. The electronic FX market is also intensely competitive, with multiple venues such as EBS, Reuters Matching, FXall, FX Connect, CME Group, Currenex, 360T, Bloomberg, FastMatch, Gain GTX and others competing for market share. Additionally, exchange operators are actively expanding into the global FX market. For example Deutsche Börse completed its acquisition of 360T in late 2015. Moreover, the current market may experience consolidation, such as the acquisition of Molten Markets by ICAP.

We compete in the spot FX market based on our ability to execute our customers’ trades at competitive prices, to retain our existing customers and to attract new customers. Certain of our competitors have larger customer bases, more established name recognition, and a greater market share in certain markets, such as Europe. These advantages may enable them, among other things, to:

•provide products and services we do not offer;

•offer products and services at prices below ours to gain market share and to promote other businesses, such as FX options, contracts for difference including contracts for precious metals, energy and stock indices, and OTC derivatives;

•more efficiently engage in and expand existing relationships with strategic alliances;

•market, promote and sell their products and services more efficiently; and

•develop stronger relationships with customers.

In recent years, the securities trading industry has witnessed increased consolidation among market participants, such as the November 2013 acquisition of NYSE by Intercontinental Exchange and our own acquisition of Direct Edge in January 2014. More recently, in March 2016, LSE and Deutsche Börse executed a merger agreement aimed at creating the largest exchange operator in Europe. Additional consolidations and alliances among market participants may create larger internal liquidity pools that may attract trading volume and liquidity away from BZX, BYX, EDGX, EDGA and Bats Europe’s exchanges and, therefore, lead to decreased revenues. In addition, consolidations or alliances among our current competitors may achieve cost reductions or other increases in efficiency, which may allow our competitors to offer lower prices or better customer service than we do. These post‑merger competitors may be able to achieve efficiencies that allow them to offer lower transaction fees or other financial incentives, which may hinder our ability to stay competitive in the listed cash equity securities market and to further penetrate the options market. In addition, these mergers may result in stronger competitors for us than the premerger entities as stand‑alone businesses in other markets that we may decide to enter, such as futures and other derivative products.

In addition, Bats is dependent upon certain third parties for its ETP listings business, some of which are direct competitors of Bats. For example, Bats does not currently offer intraday net asset values, or INAVs, calculation services for ETP issuers, which the SEC requires ETP issuers to calculate and distribute for their funds. NYSE Arca, owned by Intercontinental Exchange, is the primary provider of INAVs for equity ETP issuers. In December 2015, Intercontinental Exchange completed its acquisition of financial market data provider Interactive Data Corp., or IDC. IDC provides data and calculation services for ETP issuers to generate INAVs for fixed‑income funds. As a result of Intercontinental Exchange’s acquisition of IDC, Intercontinental Exchange would increase its competitive advantage in the INAV calculation space, which could result in ETP issuers listing on BZX not to be able to obtain comparable commercial terms from IDC for IDC’s provision of INAV calculation services for BZX‑listed ETPs.

Further, we may face competition from certain of our stockholders. Our stockholders or their affiliates may already have or may acquire an ownership interest in competing businesses (including national securities exchanges, dark pools, MTFs, ATSs or ECNs). These businesses may compete with us, either in relation to existing product and service offerings or any diversification of our product and service offerings into new asset classes and/or new geographic locations. For example, certain of our stockholders have a material interest in another MTF, Turquoise, and are planning to launch a new trading venue, “Plato.” Furthermore, certain of our stockholders operate off‑exchange market‑making desks, internalization platforms, dark pools, “lit” ATSs and ECNs and smart order routers, each of which potentially competes with us.

If we are unable to compete successfully in this environment, our business, financial condition and operating results may be adversely affected. Also, if our share of total trading volumes decreases relative to our competitors, we may be less attractive to market participants as a source of liquidity, and we may lose additional trading volume and associated transaction fees, market data fees and connectivity fees as a result.

Our market data fees and net transaction fees may be reduced due to declines in our market share, trading volumes or regulatory changes, and our lack of revenue diversification may adversely affect our operating results and place us at a competitive disadvantage.

We derived 33.2% and 45.1% of our revenues less cost of revenues from market data fees and net transaction fees, respectively, for the six months ended June 30, 2016. We derived 34.1% and 44.6% of our revenues less cost of revenues from market data fees and net transaction fees, respectively, for the year ended December 31, 2015. We derived 35.9% and 42.7% of our revenues less cost of revenues from market data fees and net transaction fees, respectively, for the year ended December 31, 2014. Approximately 79.2%, 84.0% and 83.8% of our market data fees for the six months ended June 30, 2016 and the years ended December 31, 2015 and 2014, respectively, represent our share of tape fees from the U.S. tape plans based on a formula, required by Regulation NMS, which takes into account both trading and quoting activity. For purposes of calculating this percentage, we have not attributed any incremental costs associated with providing trading and quoting information to the U.S. tape plans. Transaction fees represent fees that we earn for trade execution on BZX (including our U.S. listed equity options market), BYX, EDGX (including our U.S. listed equity options market), EDGA and Bats Europe, whether a trade is executed internally on BZX, BYX, EDGX, EDGA or Bats Europe or routed to another market center. Net transaction fees represent transaction fees less the liquidity payments and routing and clearing costs that we incurred to earn those transaction fees.

The occurrence of any event that reduces the amount of market data fees or transaction fees that we receive, whether as a result of fee reductions, fewer members subscribing to the U.S. tape plans, declines in market share or trading volumes (or notional volume in the case of Bats Europe) or regulatory changes, will have a direct negative impact on our operating results and future profitability. For example, if our market share of U.S. listed cash equities and U.S. listed equity options trading, or our European cash equities trading, were to decline, our share of market data fees could also decline. In addition, if the amount of trading volume on BZX, BYX, EDGX or EDGA or notional value traded on Bats Europe decreases, we will lose transaction fees. Moreover, market data fees could decline as a result of a reduction in the numbers of market data users, for example because of consolidation among market data subscribers or due to a decline in professional subscriptions as a result of staff reductions in the financial services industry or otherwise. For a discussion of the factors that may impact trading volumes, see “—Current economic conditions could adversely affect our business and financial condition.” Regulatory changes could also impact the manner in which we set our transaction fees, the fees we receive from market data, or our cost in providing such services. See “—We operate in a highly regulated industry. Regulatory changes and changes in market structure could have a material adverse effect on our business and those of many of our clients.”

We earn a significant percentage of our revenue from certain of our customers. For example, one of our customers accounted for 11%, of our total transaction fees for both the six months ended June 30, 2016 and the year ended December 31, 2015 and 12% of our total transaction fees during the year ended December 31, 2014. None of our customers are contractually or otherwise obligated to continue to use our services or purchase our products. The loss of, or a significant reduction in, participation on our markets by these customers may have a material adverse effect on our business, financial condition and results of operations.

In addition, our dependence upon revenues derived primarily from our transaction‑based businesses may place us at a competitive disadvantage. Some of our competitors derive a more significant portion of their revenues from more than one source as a result of more diversified product and service offerings and in more numerous geographies. For example, NYSE, LSE, Euronext and NASDAQ may realize substantial revenue from listing fees and index licensing fees, and some of our FX competitors may realize substantial revenue from market data and connectivity fees. In addition, many of our competitors also offer technology outsourcing. As a result, lower transaction fees or market data fees may impact our operating results and future profitability more significantly than our competitors’, providing them with a competitive advantage in pricing their products and services or withstanding a reduction in trading volume.

Our industry is characterized by intense price competition.

The securities trading industry and FX market are characterized by intense price competition. We may be required to adjust pricing to respond to actions by new or existing competitors, which could adversely impact operating results. We also compete with respect to the pricing of market data and with respect to value‑added market data such as historical market data. If we are unable to compete successfully with respect to the pricing of our services and products, our business, financial condition and operating results may be adversely affected. Furthermore, to attract market share, we may offer “inverted” pricing specials or no‑transaction fee trading from time to time. For example, our Bats Hotspot Platform has at times offered trading of spot gold and silver pairs without any transaction fee, or waived taker fees for certain currency pairs, previously offered free trading for all transactions on Bats Hotspot’s London‑based matching engine through 2015 and currently offer new clients connecting to Bats Hotspot’s London-based matching engine 90 days of free trading for all transactions on that platform. In addition, BZX recently began offering to pay an incentive fee to exchange‑traded investment funds that list their shares on BZX. BZX also offers a “cross-asset add volume tier” that gives a bigger rebate for additional volume on both the BZX equities and options platforms. These forms of promotions may adversely affect our profitability.

Our revenues are positively correlated with overall market volume, which can be impacted by a number of factors, including market prolonged diminished volatility.

A significant percentage of our revenue is tied directly to the volume of securities traded on our markets. Trading volume on our markets can be influenced by a number of factors, including market volatility. The U.S. listed cash equity market trading volume was flat from 2012 through 2014 and increased 7.8% in 2015 from 2014 trading volumes. In addition, other events may affect overall market volume on a sustained basis, including rule‑making under Dodd‑Frank. For example, the provision commonly known as the Volcker Rule restricts banking entities from engaging in certain kinds of proprietary trading, including with respect to listed equity securities and listed equity options. Still in its early stages of adoption, the Volcker Rule could have an adverse impact on U.S. equity market volumes and Bats’ U.S. equity exchanges. For example, if banking entities reduce their trading activity and that activity is not replaced by other market participants, we may face a decline in our trading volumes, which could lower our revenues and may adversely affect our operating results.

Revenue from our FX business is influenced by the general level of trading activity in the FX market. Our FX revenue and operating results may vary significantly from period to period due primarily to movements and trends in the world’s currency markets and to fluctuations in trading levels. We have generally experienced greater trading volume and higher revenue in periods of volatile currency markets. Significant swings in the market volatility can also result in increased customer trading losses, higher turnover and reduced trading volume. In the event we experience lower levels of currency volatility, our revenue and profitability may be negatively affected.

Like other financial services firms, our FX business and profitability are directly affected by factors that are beyond our control, such as economic and political conditions, government or central bank actions like the unexpected actions of the Swiss National Bank on January 15, 2015, broad trends in business and finance, changes in the volume of foreign currency transactions, changes in supply and demand for currencies, movements in currency exchange rates, changes in the financial strength of market participants, legislative and regulatory changes, changes in how such transactions are processed and disruptions due to terrorism, war or extreme weather events. Any one or more of these factors, or other factors, including the effects of the U.K.’s vote to leave the E.U. (see “—The Brexit Vote could have a negative impact on the U.K. and E.U. economies and lead to considerable uncertainty while new treaties are negotiated” below), may adversely affect our FX business and results of operations and cash flows. A weakness in equity markets could result in reduced trading activity in the FX market and therefore could have a material adverse effect on our FX business, financial condition and results of operations and cash flows.

System limitations, failures or security breaches could harm our business.

Our business depends on the integrity and performance of our computer and communications systems. If our systems cannot expand to cope with increased demand or otherwise fail to perform, we could experience unanticipated disruptions in service, slower response times and delays in the introduction of new products and services. These consequences could result in trading outages, lower trading volumes, financial losses, decreased customer service and satisfaction and regulatory sanctions. Our markets have experienced occasional systems failures and delays in the past and could experience future systems failures and delays.

For example, on March 23, 2012, we experienced a serious technical failure on BZX, forcing us to cancel our planned IPO. The failure resulted from a software bug that appeared during the Bats IPO auction. In addition to forcing us to cancel our IPO, the technological failure played a role in the halting of another issuer’s stock for five minutes. These technical failures damaged our reputation and resulted in increased regulatory scrutiny of the event by the SEC and other governmental authorities. We have since investigated that incident and adopted various policy and procedure enhancements, including implementation of an independent software quality assurance department, but there can be no guarantee that we will not suffer a similar technological failure in the future that damages our reputation and results in increased regulatory scrutiny by the SEC and other governmental authorities.

Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, cyber-attacks, sabotage or terrorism, computer viruses, unauthorized access, intentional acts of vandalism and similar events. Persons who circumvent security measures could wrongfully access and use our information or our customers’ information or cause interruptions or malfunctions in our operations. Although we currently maintain and expect to maintain security measures designed to protect the integrity of our systems, multiple computer facilities designed to provide redundancy and back‑up to reduce the risk of system disruptions and facilities expected to maintain service during a system disruption, such security measures, systems and facilities may prove inadequate. Any breach in security or system failure that allows unauthorized access, causes an interruption in service or decreases the responsiveness of our systems could impair our reputation, damage our brand name and negatively impact our business, financial condition and operating results.

We operate in a highly regulated industry. Regulatory changes and changes in market structure could have a material adverse effect on our business and those of many of our clients.

Our securities markets and their participants are highly regulated and are subject to extensive regulation in the United States and Europe. In recent years, the securities trading industry and, in particular, the securities markets have also been subject to significant regulatory changes. Moreover, in the past several years, the securities markets have been the subject of increasing governmental and public scrutiny in response to the global economic crisis. For example, on July 21, 2010, Dodd‑Frank was enacted, introducing significant changes to financial industry regulation. Dodd‑Frank may also affect the structure, size, depth and liquidity of the financial markets generally and will require that certain standardized derivative products, likely including currency derivative products, be traded on a Swap Execution Facility, or SEF, or designated contract market, or DCM. Similarly, in Europe, the European Commission, or E.C., enacted a delegated regulation in the context of the MiFID II reforms which introduces a harmonized definition of currency derivative products across the European Union. This means that a number of currency products which may have been treated as spot transactions (and outside the scope of the MiFID and certain other derivative rules)will now be treated as derivative products (and consequently within the scope of the MiFID and certain other derivative rules). This may adversely impact the overall level of activity conducted in such products, although, to the extent that any such products are declared by the European Securities Markets Authority, or ESMA, to be subject to an obligation to trade on certain trading venues, this could lead to a greater proportion of the remaining activity taking place on trading venues.

In addition, Congress, regulators and some media have been increasingly scrutinizing electronic trading and the structure of equity markets in recent years. The SEC continues to consider various potential market structure changes, which could result in reduced trading volumes, or which could negatively affect our business. For example, in June 2014, the Chair of the SEC announced that the SEC was conducting a comprehensive review of market structure. As part of that review, in January 2015, the SEC appointed a special market structure advisory committee of industry participants to review possible regulatory changes. In response to the SEC’s efforts, many market participants, including Bats, have publicly announced recommendations for regulatory changes. Reforms recommended by various market participants have included: (i) the elimination of maker‑taker pricing or a drastic reduction in access fees charged by exchanges, (ii) increased transparency around order handling practices, (iii) implementation of a so‑called trade‑at prohibition, which would restrict execution of a trade by a market center that was not displaying the best available quotation, such as off‑exchange trading in listed equities, (iv) limitations on high frequency trading and restrictions on, and enhanced oversight of, broker‑dealers’ automated trading algorithms, (v) limitations on the distribution of direct, or proprietary, market data feeds by exchanges, (vi) changes to the governance models of the consolidated market data national market system plans, or SIPs, including potentially providing for increased representation by non‑SROs, as well as increasing the SIPs’ technological capacity, (vii) elimination of Self Regulatory Organization, or SRO, status for securities exchanges and (ix) limitations on or elimination of Rule 611 of Regulation NMS, which currently requires all market participants to execute trades at prices no worse than the best bid or offer displayed by an exchange or other automated trading center. To the extent the SEC decides to adopt some or all of these recommendations, our business could be negatively impacted. For example, elimination of maker‑taker pricing or a reduction in access fees could make it more difficult to incentivize market makers to display orders on our exchanges, and could reduce our net transaction fees. Implementation of a trade‑at prohibition could restrict our ability to execute non‑displayed orders on our exchanges. New restrictions on high frequency trading or broker‑dealers’ use of automated trading algorithms could result in decreases in market volumes which could negatively affect our revenue. Additional restrictions on our ability to distribute proprietary market data could make it more difficult to derive revenue from the sale of such market data. Changes to the SIPs, including by providing for greater non‑SRO participation or mandating further technological investments, could negatively impact the costs and revenues of the SIPs, which in turn could negatively impact the amount of revenue we receive from the SIPs. Elimination of SRO status for securities exchanges could have the effect of eliminating our ability to assert the legal defense of quasi‑governmental immunity to shield us from civil liability for actions we take in furtherance of our SRO responsibilities, which in turn could subject us to liability for monetary damages in lawsuits. Elimination or limitation on Rule 611 could reduce market participants’ need to execute trades on our exchanges when such exchange is displaying the best available price, reducing our trading volumes and revenues.

Over the last several years the SEC and other regulators have proposed various specific market structure changes in addition to those described above.  Actions on any of the specific regulatory issues currently under review in the United States and Europe could have a material impact on our business. The SEC, FINRA and the national securities exchanges have proposed, adopted, or are in the process of implementing several initiatives aimed at addressing the oversight, integrity and resilience of the markets. These include large trader reporting, market access risk control rules, limit up/limit down trading price bands and market‑wide circuit‑breakers, among other initiatives. In addition, in July 2012, the SEC adopted a rule requiring FINRA and the securities exchanges, such as BZX, BYX, EDGX and EDGA, to develop a consolidated audit trail, or CAT, that will allow regulators to efficiently and accurately track all activity in listed securities throughout the U.S. markets. While we support these initiatives and believe they will strengthen the U.S. equity market structure, these and potential future market structure reforms could involve significant implementation and ongoing costs for our U.S. exchange subsidiaries and other market participants. We believe our customers would likely bear a portion of these expenses through increased trading costs, and could result in lower transaction volumes. For example, the costs of developing, building and operating the CAT are expected to be significant. Although the manner in which the costs of the CAT will be allocated among the exchanges, FINRA and market participants has not yet been finalized, to the extent that FINRA and the national securities exchanges impose new quoting or trading fees in order to fund the CAT, market participants may alter their trading activities, causing volumes to decline.

Effective November 2015, the SEC’s Regulation SCI requires providers of certain key market infrastructure, including BZX, BYX, EDGX and EDGA, to have comprehensive policies and procedures in place surrounding their technology. Regulation SCI, which stands for “Systems Compliance and Integrity,” replaces the current voluntary compliance program with rules whose violation may be the subject of enforcement actions. Self‑regulatory organizations, such as BZX, BYX, EDGX and EDGA, certain ATSs, the SIPs and certain clearing agencies are required to take specific measures to ensure that the core technology meets these new Regulation SCI standards, to conduct business continuity testing and to provide certain notifications in the event of systems disruptions and other events. While we support this regulation and do not anticipate material changes will be necessary for continued compliance, the burdens associated with compliance with such rule could negatively impact our business by increasing our operational expenses.

In addition, the SEC recently approved a two‑year “tick pilot” program to impose wider minimum quoting and/or trading increments, or tick sizes, in certain illiquid securities in an effort to incent liquidity provision in those securities. The tick pilot is scheduled to begin by October 3, 2016, and among other criteria, will generally include stocks of companies with $3 billion or less in market capitalization, an average trading volume of one million shares or less, and a volume weighted average price of at least $2.00 for each trading day during the measurement period prior to the effective date of the pilot. The tick pilot will consist of a control group of approximately 1,400 securities and three test groups with 400 securities in each selected by a stratified sampling. During the pilot: (i) pilot securities in the control group will be quoted at the current tick size increment of $0.01 per share and will trade at the currently permitted increments; (ii) pilot securities in the first test group will be quoted in $0.05 minimum increments, but will continue to trade at any price increment that is currently permitted; (iii) the second test group will be quoted in $0.05 minimum increments and will trade at $0.05 minimum increments, subject to a midpoint exception, a retail investor exception, and a negotiated trade exception; and (iv) pilot securities in the third test group will be subject to the same terms as the second test group and will also be subject to a “trade‑at” requirement to prevent price matching by a venue not displaying at a price of a trading center’s best “protected” bid or offer, unless an enumerated exception applies. The exchanges, including BZX, BYX, EDGX and EDGA, and FINRA are required to submit their initial assessments on the tick pilot’s impact 18 months after the pilot begins based on data generated during the first 12 months of its operation. The tick pilot will require BZX, BYX, EDGX and EDGA to devote additional significant resources to implement and report on the program, increasing our costs. In addition, for tick pilot test group securities where execution at price increments narrower than the permitted quote is permitted, the implementation of the tick pilot could incentivize additional trading away from the exchanges, reducing the volume of orders executed on BZX, BYX, EDGX and EDGA.

The continued growth of high frequency trading, and what, if any, response is appropriate, has also been the subject of extensive Congressional and regulatory consideration. High frequency trading generally refers to certain types of computer‑executed automated trading strategies. A number of exchanges and other market participants have also been the subject of private litigation and regulatory enforcement actions alleging that high frequency trading firms have received unfair advantages at the expense of other traders. High frequency trading accounts for a significant percentage of the daily volume in the U.S. and European equity markets and these actions and other efforts to slow trading could lead to a reduction in trading volumes, negatively impacting all trading markets, including our business.

Our customers are also highly regulated. The SEC, FINRA, the Commodity Futures Trading Commission, or CFTC, the Board of Governors of the Federal Reserve System, or Federal Reserve, the Federal Deposit Insurance Corporation, or FDIC, the Office of the Comptroller of the Currency, the U.K. Financial Conduct Authority, or FCA, and other regulatory authorities could impose regulatory changes that could adversely impact the attractiveness of, and the ability of our customers to use, our markets. Regulatory changes by the SEC, FINRA, CFTC, Federal Reserve, FDIC, Office of the Comptroller of the Currency, FCA or other regulatory authorities could result in the loss of a significant number of customers or a reduction in trading activity on our markets.

The implementation of MiFID II in Europe will result in an alteration of the existing MiFID structure that has encouraged competition among market centers in Europe. The impact of MiFID II and MiFIR, is likely to be significant, and could reduce trading volumes and trading fees, while increasing our costs of operating in Europe. Despite the U.K.’s vote to leave the E.U., it is expected that MiFID II and MiFIR will be implemented in the U.K. ahead of any exit.

For example, MiFID II and MiFIR introduce a number of new rules which apply directly to European trading venues such as our MTF and RM. These rules include provisions governing high frequency algorithmic trading and specific obligations on firms operating RMs and MTFs to put in place systems, procedures and arrangements to ensure the trading venue is resilient, has sufficient capacity to cope with order flow, has effective business continuity arrangements, etc. In particular, there are new rules specifically governing tick sizes, synchronization of business clocks and the imposition of limits on the ratio of orders to transactions which RMs will need to implement.

MiFIR also introduces a much broader transparency regime for RMs and MTFs covering not only pre‑ and post‑trade transparency for equities but also for equity‑like instruments, derivatives and fixed income instruments.

Waivers from transparency are subject to venue‑specific and European‑wide volume caps which may curtail participants’ ability to conduct dark book trading.

In addition to the new trading venue and transparency rules noted above, MiFID II introduces enhanced internal organizational and compliance monitoring requirements for RMs and MTFs which will require the enhancement of internal compliance arrangements, processes and procedures.

These additional requirements, individually and in aggregate, could have a material adverse effect on our business and cash flows, financial condition and results of our European operations. They imply additional implementation expenditure but potentially also additional ongoing compliance resources. They may also have an adverse impact on the volume of trading that takes place on our venues thereby potentially reducing revenue.

MiFIR may also have an adverse impact on our U.S. listed cash equity operations as a result of the introduction of a mandatory equity trading rule which would require E.U. investment firms to trade equities which are either admitted to trading on an RM or traded on an E.U. trading venue only on RMs, MTFs with systematic internalisers or with third‑country trading venues which have been specifically assessed to be equivalent. Since a significant number of U.S. listed cash equities can be traded on E.U. trading venues, E.U. investment firms may be required to undertake trades in such U.S. listed cash equities only on those European markets unless and until an equivalence assessment is made in respect of our U.S. exchanges.

On February 14, 2013, the E.C. published a proposal for a directive for a common Financial Transaction Tax, or FTT, in Belgium, Germany, Estonia, Greece, Spain, France, Italy, Austria, Portugal, Slovenia and Slovakia or the participating Member States.

The proposed FTT has a broad scope and could, if introduced in the form originally proposed, apply to certain transactions relating to financial instruments (including secondary market transactions) in certain circumstances.

Under the February 14, 2013 proposal, the FTT could apply in certain circumstances to persons both within and outside of the participating Member States. Generally, it would apply to certain transactions relating to financial instruments where at least one party is a financial institution (as defined therein), and at least one party is established in a participating Member State. A financial institution may be, or be deemed to be, “established” in a participating Member State in a broad range of circumstances, including (a) by transacting with a person established in a participating Member State or (b) where the financial instrument which is the subject of the transaction is issued in a participating Member State.

The FTT proposal remains subject to negotiation between the participating Member States. Ten out of the eleven participating Member States agreed on certain core principles at their December 2015 meeting, Estonia having withdrawn from the group. The next key deadline for the resolution of remaining issues is in September 2016. The FTT proposal may be altered prior to any implementation, the timing of which remains unclear. Additional E.U. Member States may decide to participate and/or certain of the participating Member States may decide to withdraw.

Legislators in the U.S. have also sponsored bills to impose an FTT on certain financial market transactions, including transactions in securities on an exchange.

If implemented, an FTT may, among other matters, make listing the affected financial instruments on an exchange less attractive for issuers than would be the case absent implementation of the FTT. By raising the cost of trading for our customers, an FTT may reduce the volume of transactions and the liquidity and market efficiency of the capital markets, reducing revenues.

In addition, Dodd‑Frank will likely result in exchange or execution platform trading and clearing of many swaps, which could give greater liquidity and accessibility to derivatives that compete with options traded on our U.S. listed equity options markets. The Camp Tax Reform proposals, introduced as legislation in 2014 as a means to unifying the taxation of derivatives could result in adverse tax consequences to market participants, which may lead to fewer investors using listed equity options to reduce the risks of owning stock or generating additional income from their stock holdings. The proposals, if adopted as proposed, may reduce the volume of transactions in the U.S. listed equity options market. Furthermore, the SEC continues to consider whether to impose a cap on transaction fees charged by options exchanges similar to the caps applied to equity exchanges. Transaction fee caps would limit the amount of fees that we can charge to access our liquidity and, accordingly, the payments we can pay to market participants to attract liquidity.

In addition to its other SRO responsibilities, BZX, as a listing market, also is responsible for overseeing each listed company’s compliance with BZX’s listing standards. Our listings department evaluates applications submitted by issuers interested in listing their securities on BZX to determine whether the quantitative and qualitative listing standards have been satisfied. Once securities are listed, our listings department monitors each issuer’s ongoing compliance with BZX’s continued listing standards. Failure to comply with these SRO responsibilities could result in potential sanctions or fines and a negative impact on our reputation or branding.

The legislative and regulatory environment in which the FX market operates is evolving and has undergone significant changes in the recent past and there may be future regulatory changes in the FX industry. FX market participants have seen an increasing number of law enforcement actions and regulatory inquiries into their business practices. The governmental bodies and regulatory organizations that regulate parts of the FX market have enacted, proposed and may consider additional legislative and regulatory initiatives and may adopt new or revised laws and regulations. Changes in the interpretation or enforcement of existing laws and regulations by these entities, or the adoption of new legal or regulatory requirements, may also adversely affect our FX business. For example, the New York State Department of Financial Services recently issued a consent order with Barclays Bank PLC, or Barclays, pursuant to which Barclays agreed, among other things, to pay a $150 million fine over the “last look” function in its electronic FX trading business. The Hotspot Platform contains “last look” functionality that may be used by certain platform participants. Changes in how “last look” is viewed by governmental bodies or regulatory organizations may have an adverse impact on the acceptance of “last look” functionality in the FX market generally as well as on our FX business.

The Brexit Vote could have a negative impact on the U.K. and E.U. economies and lead to considerable uncertainty while new treaties are negotiated.

On June 23, 2016 the U.K. voted to leave the E.U. in a referendum (the “Brexit Vote”).  At this stage, both the terms and the timing of the U.K.’s exit from the E.U. are unclear, although it is unlikely to be before the autumn of 2018. Moreover, the nature of the relationship of the U.K. with the remaining E.U. (the “EU27”) has yet to be discussed and negotiations with the E.U. on the terms of the exit have yet to commence. In addition to the economic uncertainty this brings, there are a number of potential risks that investors should consider:

Political uncertainty

Following the Brexit Vote, the U.K. has entered into a period of acute political uncertainty both as to the nature and timing of the negotiations with the E.U. and the political leadership of the U.K. Such uncertainty could lead to a high degree of economic and market disruption and legal uncertainty. It is not possible to ascertain how long this period will last and the impact it will have on the U.K. in general and markets more broadly.

Legal uncertainty

A significant proportion of English law currently derives from or is designed to operate in concert with E.U. law. This is especially true of English law relating to financial markets, financial services, prudential and conduct-regulation of financial institutions, bank recovery and resolution, payment services and systems, settlement finality, and market infrastructure. Depending on the timing and terms of the U.K.’s exit from the E.U., significant changes to English law are likely, and we cannot predict what these changes will be and how they may affect our business.

Regulatory uncertainty

There is significant uncertainty about how EU27 financial institutions with assets (including branches) in the U.K. and U.K. financial institutions with assets in the EU27 will be regulated. At present, E.U. single market regulation allows regulated financial institutions (including credit institutions, investment firms, alternative investment fund managers, insurance and reinsurance undertakings) to benefit from a passporting system for regulatory authorizations required to conduct their businesses, as well as facilitating mutual rights of access to important elements of market infrastructure such as payment and settlement systems. E.U. law is also the framework for mutual recognition of bank recovery and resolution regimes.

Once the U.K. ceases to be a member state of the E.U., the current passporting arrangements will cease to be effective, as will the current mutual rights of access to market infrastructure and current arrangements for mutual recognition of bank recovery and resolution regimes. The ability of regulated financial institutions to continue to do business between the U.K. and the EU27 after the U.K. ceases to be a member state of the E.U. would therefore be subject to separate arrangements between the U.K. and the EU27, in respect of which negotiations have not yet begun. There can be no assurance that there will be any such arrangements concluded and, if they are concluded, on what terms.

Market uncertainty

Since the Brexit Vote, there has been volatility and disruption of the capital, currency and credit markets. If this disruption continues, it may impact our business and its returns. In 2015, we derived 6.6% of our total revenues from our U.K. operations. Depending on the outcome of the Brexit negotiations, companies with operations in the U.K. may face an unfavorable business environment. In such a case, Bats Europe may choose to move some or all of its operations to the E.U. and the related costs and expenses could have a material adverse effect on our business.

We plan on expanding our FX business, which will expose us to additional risks, including increased regulatory oversight.

In September 2015, Bats Hotspot launched a London matching engine to target specific currency pairs that are more active in Europe and attract more participation from Europe and Asia, complementing Bats Hotspot’s New York area matching engine and giving investors two distinct pools of liquidity to drive price formation globally. This business expansion brings increased risk and potentially increased regulatory scrutiny.

Bats Hotspot may launch a SEF. Launching the SEF would require Bats Hotspot to comply with additional regulatory obligations, as the SEF will be registered with and regulated by the CFTC. For example, under Dodd‑Frank and CFTC rules, SEFs must establish and enforce trading and market monitoring procedures and maintain comprehensive business records, among other requirements. Similarly, Bats Hotspot may also launch an MTF or other venue in the United Kingdom that would be registered with and regulated by the FCA, and subject to corresponding obligations.

Changes to the regulators and agencies governing European financial markets could adversely affect our business.

A number of changes in the regulators and agencies governing European financial markets have been enacted or proposed since the financial crisis. In 2010, the U.K. Government announced plans to reform the U.K. regulatory regime by abolishing the Financial Services Authority and replacing it with two regulators, one covering prudential risks and the other covering conduct of business matters. Accordingly, on April 1, 2013, the FCA became the primary regulator of Bats Europe. In addition, three independent European agencies now regulate the financial markets, banking and insurance industries, with the mandate of contributing to the stability of the European Union’s financial system by ensuring the integrity, transparency, efficiency and orderly functioning of securities markets, as well as by enhancing investor protection. In particular, ESMA fosters supervisory convergence both among national securities regulators and across financial sectors by working closely with the other competent European Supervisory Authorities, or ESAs.

Until such changes have been in effect for a longer period of time, we cannot fully estimate what long‑term effect they will have on the oversight and operation of our European market, clearing and other operations, but we do expect it to affect our business, potentially leading to increased regulation and oversight of our operations and the European capital markets generally.

Regulatory changes or future court rulings may have an adverse impact on our revenue from proprietary market data products.

Regulatory and legal developments could reduce the amount of revenue that we earn from our proprietary market data products. In the United States, we generally are required to file with the SEC any changes to the fees that we charge for our securities market data products. In recent years, certain industry groups have objected to the ability of exchanges to charge for certain market data products. Specifically, Securities Industry and Financial Markets Association, or SIFMA, has filed a number of denial of access applications with the SEC to set aside proposed rule changes to establish or modify fees for Bats market data products and related services. Each application is being held in abeyance pending a decision on a separate SIFMA denial of access application held before the SEC’s Chief Administrative Law Judge, or ALJ, regarding fees proposed by NASDAQ and NYSE for their respective market data products. On June 1, 2016, the ALJ issued a decision rejecting SIFMA’s denial of access challenge to the NASDAQ and NYSE fees at issue, concluding that the exchanges do not enjoy monopoly pricing power over their depth of book feeds. It is anticipated that SIFMA will petition the SEC for review of the ALJ decision. An adverse ruling in that matter could cause the SEC to more closely examine exchange market data fees, which in turn could result in our having to reduce the fees we charge for market data. The SEC also has authority to undertake such review at its own discretion. If such an examination is conducted, and the results are detrimental to our U.S. securities exchanges’ ability to charge for market data, there could be a negative impact on our revenues. We cannot predict if the SEC will grant review of the petition, or how it will rule on the matter or whether, or in what form, any regulatory changes will be implemented, or their potential impact on our business. A determination by the SEC, for example, to link securities market data fees to marginal costs, to take a more active role in the market data rate‑setting process, or to reduce the current levels of securities market data fees could have an adverse effect on our securities market data revenues.

We believe Bats Europe currently offers market data to customers on a non‑discriminatory basis at a reasonable cost. As regulators determine how market data should be disaggregated and what is a reasonable commercial basis for providing market data, as set out in MiFID II and MiFIR, it could affect our ability to offer market data products in the same manner that we do today thereby causing an adverse effect on our European market data revenues. While MiFID II aims to encourage a commercial solution to a consolidated tape in Europe, should this fail to materialize, policy makers might be encouraged to implement a mandatory solution that could impact our ability to develop our own commercial offering.

We have indirect exposure to the European sovereign debt crisis.

Bats Europe may from time to time hold cash reserves in U.K. sovereign government debt, commonly known as Gilts. In addition, many of its customers are banks who may hold investments in Euro‑denominated sovereign debt. To the extent those customers are negatively impacted by those investments, they may be less able to pay amounts owed to us or renew service agreements with us. Such developments could negatively affect our business. Further, to the extent that sovereign debt concerns depress economic activity, it may negatively impact the number of transactions processed on our trading venues, resulting in lower revenue.

In addition, an exit from the Euro by an E.U. Member State or an ongoing recession in the Euro zone and the related Euro crisis could lead to foreign exchange volatility and a potential loss of revenues if trading volumes are negatively impacted across all of our trading platforms. See “—The Brexit Vote could have a negative impact on the U.K. and E.U. economies and lead to considerable uncertainty while new treaties are negotiated” above.

We are dependent on the members of our senior management team and other key personnel.

We are highly dependent upon our Chief Executive Officer and President, Chris Concannon, and the CEO of Bats Europe, Mark Hemsley. Both of these individuals’ talents and leadership have been, and continue to be, critical to our success. The diminution or loss of the services of any one of these individuals for any reason, and any negative market or industry perception arising from that diminution or loss, would have a material adverse effect on our business.

Our success also depends largely on the efforts and abilities of the other key members of our senior management team. Many of these individuals have worked together closely since our inception in 2005.

Members of our senior management team are subject to employment agreements, each with a term of three years, with automatic one‑year annual extensions. Notwithstanding the foregoing, an employment agreement and the corresponding employment relationship between us and our senior management may be terminated at any time by either party with or without cause or advance notice. Accordingly, it is possible that one or more members of our senior management team could resign to work elsewhere. Because each member of our senior management team has a different area of specialization, the departure of any one of these individuals could create a deficiency in one of the core aspects of our business, particularly given our small number of employees relative to our competitors.

We are also dependent on the efforts of our team of technology professionals, many of whom have been with us for several years, and on our ability to recruit and retain highly skilled and often specialized personnel, particularly in light of the rapid pace of technological advances. The level of competition in our industry for individuals with this level of experience or these skills is intense. Significant losses of key personnel, particularly to competitors, could make it difficult for us to compete successfully. In addition, we may be unable to attract and retain qualified management and personnel in the future, including in relation to any diversification of our product and service offerings into new asset classes and/or new geographic locations.

We do not maintain “key person” life insurance policies on any of our executive officers, managers, key employees or technical personnel. The loss of the services of these persons for any reason, as well as any negative market or industry perception arising from those losses, could have a material adverse effect on our business, financial condition and operating results.

We may not be able to keep up with rapid technological and other competitive changes affecting our industries, and we may be unable to further diversify our business.

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards and regulations, frequent enhancements to existing products and services, the adoption of new services and products and changing customer demands and regulatory requirements. If our platforms fail to function as expected, our business would be negatively affected. In addition, our business, financial condition and operating results may be adversely affected if we cannot successfully develop, introduce and/or market new services and products or if we need to adopt costly and customized technology for our services and products. Further, our failure to anticipate or respond adequately to changes in technology, customer preferences and regulatory requirements or any significant delays in product development efforts could have a material adverse effect on our business, financial condition and operating results.

In addition, we will face significant challenges as we seek to diversify our product and service offerings. We may, for example, diversify our equities business by competing with NYSE, NASDAQ and other exchanges and non‑exchange trading platforms for new asset classes and in new geographic locations and new or existing listings. We may also diversify our FX business by competing with ICAP plc (EBS BrokerTec), Thomson Reuters and others for new asset classes and in new geographic locations. We will face substantial competition from these market centers, some of which have greater brand recognition than we do and offer a broader range of services than we currently offer. Accordingly, we may not be able to increase our revenues, compete successfully by further diversifying our product and service offerings or meet ongoing and changing regulatory requirements.

We generate a significant percentage of our total revenues from, and are provided with significant liquidity in our markets by, customers who are affiliates of our significant stockholders, who are not contractually obligated to continue to use our services or purchase our products and who also use the services of our competitors.

We earn a significant percentage of our revenue from customers who are affiliates of our significant stockholders. For example, for the six months ended June 30, 2016, 24.3% of our total transaction fees were generated by affiliates of our significant stockholders. For the years ended December 31, 2015, 2014 and 2013, 44.1%, 47.7%, and 28.0% of our total transaction fees, respectively, were generated by affiliates of our significant stockholders. In addition, affiliates of our significant stockholders also provide us with liquidity for which we provide them with a rebate. For the six months ended June 30, 2016 and the years ended December 31, 2015, 2014 and 2013, 30.5%, 53.1%, 44.3%, and 35.2% of our total liquidity payments, respectively, were generated by affiliates of our significant stockholders. None of our customers is contractually or otherwise obligated to continue to use our services or purchase our products. In addition, affiliates of certain of our stockholders and our other customers have made, and may continue to make, investments in businesses that directly compete with us. Our customers also trade, and will continue to trade, on markets operated by our competitors. The loss of, or a significant reduction in, participation on our markets by these customers may have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully integrate Bats Hotspot, which may result in an inability to realize the anticipated benefits of the Bats Hotspot Acquisition.

Integrating Bats Hotspot’s operations will involve complex technological, operational and personnel‑related challenges. This process will be time‑consuming and may disrupt the business of the combined company. Difficulties, costs and delays could be encountered with respect to:

•the possible redesign of Bats Hotspot technology;

•resolving possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures between us and Bats Hotspot;

•the diversion of management’s attention from ongoing business concerns and other strategic opportunities;

•the retention of Bats Hotspot’s key employees and management;

•possible tax costs or inefficiencies associated with integrating the operations of the combined company; and

•the retention of strategic partners and attraction of new strategic partners.

For these reasons, we may not achieve the anticipated financial and strategic benefits, including cost savings from operational efficiencies and synergies, from the acquisition of Bats Hotspot’s businesses, and any actual cost savings and synergies may be lower than we currently expect and may take a longer time to achieve than we currently anticipate.

We may have difficulty executing our growth strategy and managing our growth effectively.

We have experienced significant growth in our business since our inception in 2005, with material expansions into diverse businesses including European listed cash equity securities, U.S. listed equity options and global institutional spot FX trading. While our securities market share has increased, there is no guarantee this will continue in the future. Continuing to grow our businesses will require increased investment in our facilities, personnel and financial and management systems and controls. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with this growth, our future profitability will be adversely affected. Furthermore, failure to successfully expand into new asset classes or new geographies may adversely affect our growth strategy and our future profitability.

As part of our growth strategy, we intend to continue evaluating potential acquisition opportunities and strategic alliances. Any such transaction may be effected quickly, may occur at any time and may be significant in size relative to our existing assets and operations. The market for acquisition targets and strategic alliances is highly competitive, particularly in light of increasing consolidation in the securities trading industry and FX industry, which may adversely affect our ability to find acquisition candidates or strategic partners that fit our growth strategy and our investment parameters. These transactions involve numerous risks, including, among others:

•failure to achieve financial or operating objectives;

•failure to successfully and timely integrate any operations, products, services or technology we may acquire or combine within a strategic alliance;

•diversion of management’s and other key personnel’s attention;

•failure to obtain necessary regulatory or other approvals;

•potential loss of customers or personnel;

•failure to obtain necessary financing on acceptable terms; or

•acquisition‑related litigation.

Failure to successfully manage any acquisition or strategic alliance we may make in the future could adversely affect our growth strategy and our future profitability. Furthermore, future acquisitions or strategic alliances may require significant resources and may result in significant unanticipated losses, costs or liabilities.

Future acquisitions may be effected through the issuance of our common stock, which could substantially dilute the ownership percentage of our current stockholders.

If our goodwill or intangible assets become impaired we may be required to record a significant charge to earnings.

As a result of our acquisitions of Chi‑X Europe on November 30, 2011, Direct Edge on January 31, 2014, Bats Hotspot on March 13, 2015 and Bats ETF.com on April 1, 2016, we have recorded approximately $1,054.5 million of goodwill and other acquired intangible assets as of June 30, 2016. We assess the potential impairment of goodwill at least annually, or more frequently when events or changes in circumstances signal indicators of impairment are present. Adverse changes in economic conditions or our operations could affect the assumptions we use to calculate the fair value, which in turn could result in an impairment charge in future periods that would impact our results of operations and financial position.

The regulatory framework under which we operate and new regulatory requirements or new interpretations of existing regulatory requirements could require substantial time and resources for compliance, which could make it difficult and costly for us to operate our business.

Our securities markets operate in a highly regulated industry and may be subject to regulatory actions or other legal proceedings that could lead to censures, fines or other penalties if we fail to comply with our legal and regulatory obligations or our customers fail to comply with their obligations. The securities trading industry is subject to significant regulatory oversight and could be subject to increased governmental and public scrutiny in the future in response to global conditions and events. In the United States, our markets are regulated by the SEC and our broker‑dealer subsidiary is regulated by the SEC, FINRA and other applicable SROs. In the United Kingdom, our markets are subject to local regulation and will continue to be subject to E.U. regulation until the Brexit Vote is implemented. As a result, our RIE may be subject to audits, investigations, administrative proceedings and enforcement actions relating to compliance with applicable rules and regulations.

In January 2015, the SEC completed two separate investigations into the development of order types: one related to BZX and BYX and another related to EDGX and EDGA. While the SEC concluded its investigation with no action taken with regards to BZX and BYX, the SEC accepted our offer of settlement with respect to EDGX and EDGA, which included a monetary penalty and an agreement to implement certain measures aimed at preventing future violations of the Exchange Act and the rules and regulations promulgated thereunder. In the future, we could be subject to SEC or other regulatory investigations or enforcement proceedings that could result in substantial sanctions, including revocation of our operating licenses. Any such investigations or proceedings, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, including management time, and potential harm to our reputation, which could have a material adverse effect on our business, results of operations or financial condition. In addition, our exchanges could be required to modify or restructure their regulatory functions in response to any changes in the regulatory environment, or they may be required to rely on third parties to perform regulatory and oversight functions, each of which may require us to incur substantial expenses and may harm our reputation if our regulatory services are deemed inadequate.

In addition, our registered broker‑dealer subsidiary, Bats Trading, is subject to regulation by the SEC, FINRA and other SROs. As a registered broker‑dealer, Bats Trading is subject to regulations concerning all aspects of its business, including trading practices, order handling, best execution, anti‑money laundering, handling of material non‑public information, safeguarding data, reporting, record retention, market access and the conduct of its officers, employees and other associated persons. In addition, Bats Trading is subject to regulatory requirements intended to ensure its general financial soundness and liquidity, which require that it comply with certain minimum capital requirements. The SEC and FINRA impose rules that require notification when a broker‑dealer’s net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker‑dealer and constrain the ability of a broker‑dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule and FINRA rules impose certain requirements that may have the effect of prohibiting a broker‑dealer from distributing or withdrawing capital and requiring prior notice to the SEC and FINRA for certain withdrawals of capital. Any failure to comply with applicable broker‑dealer regulations could have a material adverse effect on the operation of our business, financial condition and operating results.

Our European securities business is subject to regulatory oversight in the United Kingdom by the FCA, which through the “passporting” process provides authorization to carry on business in other EEA member states. The authorities may revoke this authorization if we do not suitably carry out our regulated business activities. The authorities are also entitled to request that we adopt measures in order to ensure that we continue to fulfill the authorities’ requirements. Any failure by us to meet these requirements or any revocation by the authorities of our authorization to carry on business in other EEA member states would materially affect our ability to operate a trading venue on a pan‑European basis and could adversely affect our business, financial condition and results of operations. We currently operate both an RIE and a routing broker in the United Kingdom.

In addition, the regulatory authorities in certain foreign jurisdictions may require securities exchanges to be named on certain designated exchange lists maintained by such authorities. The failure of any of our exchanges to be named on any such list may make it difficult for certain foreign investors to invest, or prevent certain foreign investors from investing, in our listed securities, which may put our listings business in such jurisdictions at a competitive disadvantage compared to other securities exchanges that have been named on such designated exchange’s lists. Failure to comply with the applicable foreign regulations may also subject us or our customers in such jurisdictions to regulatory actions or other legal proceedings that could lead to fines or other penalties.

We have self‑regulatory obligations that may create conflicts of interests.

We have obligations to regulate and monitor activities in our markets and ensure compliance with applicable law and the rules of our markets by market participants. In the United States, the SEC and others have expressed concern about potential conflicts of interest of “for‑profit” markets performing the regulatory functions of an SRO. For example, we are responsible for identifying possible violations of the securities laws by our members and taking regulatory action against those members if such violations are confirmed. Although our U.S. exchanges outsource certain of their regulatory functions to FINRA, we could be conflicted in pursuing such regulatory actions against our customers because to do so could result in a loss of trading volumes on our markets. Any failure by us to diligently and fairly regulate our markets or to otherwise fulfill our regulatory obligations could significantly harm our reputation, prompt SEC scrutiny and adversely affect our business and reputation.

Our ability to implement or amend rules could be limited or delayed because of regulatory oversight, review or approval, which could negatively affect our ability to implement needed changes or expand our products or services.

Our exchanges registered with the SEC must submit proposed rule changes to the SEC for its review and, in many cases, its approval. Even where a proposed rule change may be effective upon filing with the SEC, the SEC retains the right to suspend and disapprove such rule changes. The rule review process can be lengthy and can significantly delay the implementation of proposed rule changes that we believe are necessary to the operation of our markets. If the SEC delays or does not allow one of our exchanges to implement a rule change, this could negatively affect our ability to make needed changes or implement business activities. In addition, we must compete with ATSs that are not subject to the same SEC approval process and therefore may have lower regulatory and surveillance costs than us. There is a risk that other trading venues will be able to charge lower fees than us because they spend significantly less on regulation, attracting trading to those venues. The SEC has also been actively enforcing exchanges’ compliance with these requirements, including entering an order against EDGX and EDGA for alleged failures to properly maintain SEC‑approved rules relating to all of its order types. See “—Failures in our compliance systems could subject us to significant legal and regulatory costs. Furthermore, if our risk management methods are not effective, our business, reputation and financial results may be adversely affected.”

Similarly, the SEC must approve amendments to our exchange subsidiaries’ certificates of incorporation and bylaws, as well as certain amendments to our certificate of incorporation and bylaws. The SEC may decide not to approve a proposed amendment or may delay such approval in a manner that could negatively affect our ability to make a desired change, which could prevent or delay us from improving the operations of our markets or recognize income from new products.

We depend on third‑party service providers for certain services that are important to our business. An interruption or cessation of such service by any third‑party could have a material adverse effect on our business.

We depend on a number of service providers, including but not limited to, banking and clearing organizations such as the National Securities Clearing Corporation, or NSCC, and the OCC, and its member clearing firms; LCH.Clearnet Group, EuroCCP, SIX x‑clear AG; data center providers such as Equinix, which hosts our primary data centers in the United States and Europe, and CenturyLink, which hosts our backup data center in the United States; the Consolidated Tape Association, or CTA, and the Options Price Reporting Authority, LLC, or OPRA; and various vendors of communications and networking products and services.

We also rely on third‑party broker‑dealers for routing and clearing services in certain circumstances. Specifically, we may route an order from a customer away from our markets to another trading venue if there is insufficient liquidity on our markets to match the order and/or if the customer is utilizing one of our smart‑order routing strategies. We may use a third‑party broker‑dealer to establish back‑up connectivity to another exchange in the event that our connection to such exchange fails, because we do not have a direct connection to such exchange or to take advantage of tiered pricing rates at such exchange. Once we (or such third‑party) fill an order on another market, the executed trade is sent to a clearing broker to match the details of the trade with the clearing broker for the other party to the trade. We rely on affiliates of Bank of America Merrill Lynch, Citigroup, Morgan Stanley, Wedbush Securities, Credit Suisse and Lime Brokerage, each of which is an affiliate of one of our stockholders, to route orders that are not routed directly by us and to clear certain trades routed to other markets.

In addition, we currently rely on FINRA to perform certain regulatory functions on our behalf pursuant to a regulatory services agreement, or RSA, which we entered into in 2014. Under the RSA, we maintain ultimate responsibility for the regulatory activities.

We cannot assure you that any of these providers will be able to continue to provide these services in an efficient manner or that they will be able to adequately expand their services to meet our needs. An interruption or malfunction in or the cessation of an important service by any third‑party and our inability to make alternative arrangements in a timely manner, or at all, could have a material adverse impact on our business, financial condition and operating results.

Financial or other problems experienced by third parties could have an adverse effect on our business.

We are exposed to credit risk from third parties, including customers, clearing agents and counterparties. For example, we are exposed to credit risk for transaction fees we bill to customers on a monthly basis in arrears. Our customers and other third parties may default on their obligations to us due to lack of liquidity, operational failure, bankruptcy or other reasons.

In addition, with respect to orders Bats Trading routes to other markets for execution on behalf of our customers, Bats Trading is exposed to some counterparty credit risk in the case of failure to perform on the part of our clearing firms, Wedbush Securities, Bank of America Merrill Lynch or Morgan Stanley, as well as failure on the part of our routing brokers (e.g., Morgan Stanley, Credit Suisse, NASDAQ, Lime Brokerage, and Bank of America Merrill Lynch) to pass back transactional rebates. Wedbush Securities, Bank of America Merrill Lynch and Morgan Stanley guarantee trades until one day after the trade date, after which time NSCC provides a guarantee. Thus, Bats Trading is potentially exposed to credit risk to the counterparty to a trade routed to another market center between the trade date and one day after the trade date in the event that Wedbush Securities, Bank of America Merrill Lynch or Morgan Stanley fails to perform.

With respect to U.S. equities, Bats Trading has counterparty credit risk exposure to Wedbush Securities and Morgan Stanley related to clearing until the day following the trade date. Bats Trading uses Wedbush Securities to clear trades routed through Credit Suisse as well as for trades routed directly to other exchanges and optionally dark pools. Morgan Stanley clears trades routed through the Morgan Stanley routing brokers and also clears executions routed to most dark pools. Bats Trading maintains counterparty credit risk exposure from routing brokers (i.e., Morgan Stanley, Credit Suisse, NASDAQ) with respect to rebates earned until completion of the routing brokers next invoice cycle following the execution.

Bats Trading is subject to counterparty credit risk exposure from Wedbush Securities and Bank of America Merrill Lynch related to U.S. listed equity options until the day following the trade date. For U.S. listed equity options, Bats Trading uses Wedbush Securities to clear trades routed through Lime Brokerage as well as trades sent directly to another exchange. Bank of America Merrill Lynch is used to clear trades routed through its own routing broker. Counterparty credit risk also exists with respect to rebates earned from routing brokers (Lime Brokerage and Bank of America Merrill Lynch) until completion of the routing brokers’ next invoice cycle has completed for an execution.

Our exposure to credit risk may be further impacted by volatile securities markets that may affect the ability of our customers and other third parties to satisfy their contractual obligations to us. Moreover, we may not be successful in managing our credit risk through reporting and control procedures or by maintaining credit standards. Any losses arising from such defaults or other credit losses could adversely affect our financial condition and operating results.

Bats Hotspot is not a counterparty to any FX transactions occurring on the Bats Hotspot Platform and it does not have any direct counterparty risk associated with such transactions. All transactions occurring on the Bats Hotspot Platform occur bilaterally between two banks or prime brokers as counterparties to the trade. While Bats Hotspot does not have direct counterparty risk, Bats Hotspot may suffer a decrease in transaction volume if a bank or prime broker experiences an event that causes other prime brokers to decrease or revoke the credit available to the prime broker experiencing the event. Therefore, Bats Hotspot may have risk that is related to the credit of the banks and prime brokers that trade FX on the Bats Hotspot Platform.

We may be required to inject further capital into EuroCCP.

Bats Trading Limited owns 25% of EuroCCP, a Dutch domiciled clearing house. EuroCCP is one of three interoperable central counterparties, or CCPs, used to clear trades conducted on Bats Europe. If EuroCCP were to experience financial difficulties, Bats Europe might be required to inject further capital into it in order to maintain its working or regulatory capital. In a worst case scenario, EuroCCP might have its regulatory license suspended or withdrawn, or it might have to wind down. This would result in a loss to Bats Europe of its investment in EuroCCP and a withdrawal of EuroCCP as a clearing house to the Bats Europe markets. On May 12, 2016, Euronext announced it was in talks to acquire 20% of EuroCCP and to offer its users a choice in clearing for its equity markets. This would result in the four existing stockholders’ ownership in EuroCCP being diluted to 20% each.

We may be required to assume ownership of a position in securities in connection with our order routing service, which could subject us to trading losses when we dispose of that position.

We offer a smart‑order routing service through our broker‑dealer subsidiary, Bats Trading, which provides our customers with access to other market centers when we route their orders to those market centers for execution. In connection with this service, however, we may assume ownership of a position in securities. This may occur, for example, when a market center to which we have routed a customer’s order experiences systems problems and is unable to determine the status of that order. When this happens, we may make a business decision to provide a cancellation notice to our customer, relieving our customer of any liability with respect to the order. We may be informed later, however, that the order was executed at the market center to which we routed it, in which case Bats Trading would be required to take ownership of that securities position. Our clearing brokers, Wedbush Securities, Bank of America Merrill Lynch and Morgan Stanley, maintain error accounts on behalf of Bats Trading into which such positions settle, and we require the respective clearing broker to trade out of those positions as expeditiously as possible, which could result in our incurring trading losses.

Current economic conditions could adversely affect our business and financial condition.

Our business performance is impacted by a number of factors, including general economic conditions and other factors that are generally beyond our control. A long‑term continuation of challenging economic conditions is likely to negatively impact our business. Poor economic conditions may result in a decline in trading volume and a reduction in the demand for our products and could affect the ability of our customers to meet their obligations to us.

Securities market data revenues may also be significantly affected by global market conditions. Adverse market conditions may cause reductions in the number of recipients of our market data.

Securities and FX trading volume is directly affected by economic, political and market conditions, broad trends in business and finance, unforeseen market closures or other disruptions in trading, the level and volatility of interest rates, inflation, changes in price levels of securities and the overall level of investor confidence. In recent years, trading volumes across our markets have fluctuated significantly depending on market conditions and other factors beyond our control. In addition, trading volume in a particular stock could be negatively impacted by a significant reverse stock split which materially reduces the number of shares of such stock in the market. It is not possible to accurately forecast volatility or trading volumes. Because a significant percentage of our revenue is tied directly to the volume of securities traded on our markets, it is possible that a general decline in trading volumes could lower revenues and may adversely affect our operating results if we are unable to offset falling volumes through increased market share or other pricing actions.

In Europe, countries such as Portugal, Ireland, Italy, Greece and Spain have been particularly affected by the recent financial and economic conditions. The European Union, the European Central Bank and the International Monetary Fund have prepared rescue packages for some of the affected countries. Other Euro‑zone countries have been forced to take actions to mitigate similar developments in their economies. We cannot predict with any certainty whether these packages or other rescue plans will ultimately be successful or the effect that they may have on our business, results of operations, cash flows and financial condition.

Fluctuations in our quarterly operating results may negatively affect the valuation of our common stock.

Our business experiences seasonal fluctuations, reflecting reduced trading activity generally during the third quarter of each year and during the last month of each year. In addition, the financial services industry is risky and unpredictable and is directly affected by many national and international factors beyond our control, including:

•economic, political and geopolitical market conditions;

•natural disasters, terrorism, war or other catastrophes;

•broad trends in industry and finance;

•changes in price levels and volatility in the stock markets;

•the level and volatility of interest rates;

•changes in government monetary or tax policy;

•other legislative and regulatory changes;

•the perceived attractiveness of the U.S. or European capital markets; and

•inflation.

Any one of these factors could have a material adverse effect on our business, financial condition and operating results by causing a substantial decline in the financial services markets and reducing trading volumes. As a result, it is possible that our operating results or other operating metrics may fail to meet the expectations of stock market analysts and investors. If this happens, the market price of our common stock may be adversely affected.

The occurrence or perception of unauthorized disclosure of confidential information could harm our business.

In the course of our business, we receive, process, transmit and store confidential information. Our treatment of such information is subject to contractual restrictions. While we take measures to protect against unauthorized access to such information, these measures may be inadequate, and any failure on our part to protect this information may subject us to contractual liability and damages, loss of business, penalties and unfavorable publicity. Even the mere perception of a security breach or inadvertent disclosure of confidential information could harm our reputation. The occurrence of any of these events could have an adverse effect on our business.

Our inability to protect our intellectual property rights and claims by others that we infringe their intellectual property rights could adversely affect our business.

To protect our intellectual property rights, we rely on a combination of trademark and copyright laws in the United States and similar laws in other countries, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, customers and others. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated, and any application for registration of such rights could be denied. We may be unable to detect the unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. Failure to protect our intellectual property adequately could harm our brand and affect our ability to compete effectively. Defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, financial condition and operating results. Further, the laws of certain countries do not protect intellectual property rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions, we may be unable to protect our intellectual property and proprietary technology adequately against unauthorized third‑party copying or use, which could adversely affect our competitive position.

Although we own patents covering our proprietary business processes related to the Bats 1000 Index and our proprietary business processes related to our now defunct European market‑on‑close product, as well as having filed patent applications further covering the administration of the Bats 1000 Index, our national best bid or best offer, or NBBO, Setter and Joiner pricing, our primary market auction, the business process related to operating an exchange based on the net asset value of an ETP, our CLP Program and our retail price improvement, or RPI, Program, we do not anticipate relying upon patents as a primary means of protecting our rights in our intellectual property. In any event, there can be no assurance that our patent applications will be approved, that any issued patents will adequately protect our intellectual property or that such patents will not be challenged by third parties.

Finally, third parties may claim that we or customers indemnified by us are infringing upon their intellectual property rights. Even if we believe that such claims are without merit, they can be time‑consuming and costly to defend and divert management resources and attention. Successful claims of intellectual property infringement also might require us to redesign infringing technology, enter into costly settlement or license agreements, pay costly damage awards or face a temporary or permanent injunction prohibiting us from using infringing technology. If we are found to be infringing and cannot, or do not, license the infringed technology on reasonable pricing terms or at all, or substitute similar technology from another source, our business, financial condition and results of operations could be adversely impacted.

Our use of open source software code may subject our software to general release or require us to re‑engineer our software, which could harm our business.

We have used open source software code to create our proprietary software for use in our business. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the ownership of open source software. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. In addition, some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code in their software and make any derivative works of the open source code available on unfavorable terms or at no cost. Open source license terms may be ambiguous, and many of the risks associated with usage of open source software cannot be eliminated. We believe that our use of open source software is in compliance with the relevant open source software licenses and does not require disclosure of any of our source code. However, if we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re‑engineer or discontinue use of our software or take other remedial action.

We are subject to risks relating to litigation, potential securities law liability and other liability.

Many aspects of our business, including trading, market data services and listings, and the business of our members, potentially involve substantial liability risks. These risks include, among others, potential liability from disputes over terms of a trade and the claim that a system failure or delay caused monetary loss to a member or that an unauthorized trade occurred. For example, dissatisfied members that have traded on our electronic platform or those on whose behalf such members have traded, may make claims regarding the quality of trade execution, or allege improperly confirmed or settled trades, abusive trading practices, security and confidentiality breaches, mismanagement or even fraud against us or our members. In addition, because of the ease and speed with which sizable trades can be executed on our electronic platform, members can lose substantial amounts by inadvertently entering trade orders or by entering them inaccurately. A large number of significant error trades could result in member dissatisfaction and a decline in member willingness to trade in our electronic markets.

In addition, SROs such as BZX, BYX, EDGX and EDGA are required by federal law to perform a variety of functions that would otherwise be performed by a governmental agency. As such, and similar to sovereign immunity accorded to governments, U.S. federal courts have held that SROs are immune from civil damages for conduct undertaken as part of their statutorily delegated adjudicatory, regulatory and prosecutorial authority. This immunity, however, only covers certain of our activities in the United States, and we could be exposed to liability under national and local laws, court decisions and rules and regulations promulgated by regulatory agencies.

Furthermore, in the United States, our securities markets are subject to oversight by the SEC. As a result, we could be subject to investigations and judicial or administrative proceedings that result in substantial penalties if we were found to be out of compliance with our obligations under the federal securities laws. Any such liability or penalties could have a material adverse effect on our business. We have from time to time received inquiries and investigative requests from the SEC’s Office of Compliance Inspections and Examinations as well as the SEC’s Division of Enforcement seeking information about our and our members’ compliance with the federal securities laws. For example, in January 2015, the SEC completed two separate investigations into the development of order types, one related to BZX and BYX and another related to EDGX and EDGA. While the SEC concluded its investigation with no action taken with regards to BZX and BYX, the SEC accepted our offer of settlement with respect to EDGX and EDGA which included a monetary penalty and an agreement to implement certain measures aimed at preventing future violations of the Exchange Act and the rules and regulations promulgated thereunder.

From time to time we are also involved in various legal proceedings arising in the ordinary course of our business. While we do not believe that the outcome of any of these legal proceedings will have a material impact on our consolidated financial position, results of operations or cash flows, litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance.

On April 18, 2014, the City of Providence, Rhode Island filed a securities class action lawsuit in the Southern District of New York against Bats and Direct Edge, as well as 14 other securities exchanges. The action purports to be brought on behalf of all public investors who purchased and/or sold shares of stock in the United States between April 18, 2009 and the present on a registered public stock exchange (Exchange Defendants) or a U.S.‑based alternate trading venue and were injured as a result of the misconduct detailed in the complaint, which includes allegations that the defendants committed fraud through a variety of business practices associated with, among other things, what is commonly referred to as high frequency trading. On May 2, 2014 and May 20, 2014, American European Insurance Company and Harel Insurance Co., Ltd. each filed substantially similar class action lawsuits against the Exchange Defendants which were ultimately consolidated with the City of Providence, Rhode Island securities class action lawsuit. On June 18, 2015, Judge Jesse Furman of the Southern District of New York held oral argument on the pending Motion to Dismiss and thereafter, on August 26, 2015, the Court issued an Opinion and Order granting Defendant’s Motion to Dismiss, dismissing the Complaint in full. Plaintiff filed a Notice of Appeal of the dismissal on September 24, 2015 and its appeal brief on January 7, 2016. Respondent’s brief was filed on April 7, 2016 and oral argument has been scheduled for August 24, 2016.

On May 23, 2014 and May 30, 2014, Harold R. Lanier filed three class action lawsuits in the Southern District of New York against Bats and other securities exchanges. The complaints were identical in all substantive respects, but each related to the dissemination of market data under a different market system: (i) the NASDAQ Unlisted Trading Privileges, or UTP, Plan Market System; (ii) the OPRA Market System; and (iii) the Consolidated Quotation System, or CQS, and the Consolidated Tape System, or CTS. Each of the actions purported to be brought on behalf of all subscribers who entered into contracts with the exchanges for the receipt of market data and were injured as a result of the misconduct detailed in the complaints, which includes allegations that the defendants did not provide market data services in a non‑discriminatory manner or provide subscribers with “valid” data (i.e., data that is accurate and not stale). On January 16, 2015, Judge Katherine Forrest of the Southern District of New York held oral argument on the pending Motion to Dismiss and thereafter, on April 28, 2015, the Court filed an Opinion and Order granting the Exchange Defendants’ Motion to Dismiss, terminating all three class action lawsuits with prejudice. On May 20, 2015, Plaintiff filed a Notice of Appeal of the dismissal and on September 1, 2015, Appellant filed its appeal brief. Respondent’s brief was filed on November 24, 2015 and Appellant’s reply brief was filed on December 8, 2015. Oral arguments were held on March 3, 2016.

In addition to potential sanctions, censure, monetary penalties and disruption of our business, an investigation, inquiry, regulatory enforcement action and the related publicity could impair our reputation and damage our brand name, particularly with our members and other market participants. This could result in a decrease of our share of total trading volumes relative to our competitors, which may make us less attractive to market participants as a source of liquidity and cause us to lose additional trading volume and associated fees, which would adversely affect our business, reputation, financial condition and operating results.

Our European business is subject to regulatory oversight in the United Kingdom by the FCA, which through the “passporting” process provides authorization to carry on business in other EEA member states. In addition, our operations are regulated at the European Union level. If a regulatory authority makes a finding of non‑compliance, conditional fines could be imposed, and our licenses could be revoked. Any such fine or revocation of a license could have a material adverse effect on our business.

Failures in our compliance systems could subject us to significant legal and regulatory costs. Furthermore, if our risk management methods are not effective, our business, reputation and financial results may be adversely affected.

Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit, risk and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit and risk management personnel. These systems and procedures may not be fully effective. We face the risk of intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of actual or alleged non‑compliance with applicable laws or regulations, we could be subject to investigations and judicial or administrative proceedings that may result in substantial penalties, settlements or civil lawsuits, including by customers, for damages, which can be substantial. In the past, the SEC has brought actions against exchange operators for failing to fulfill their obligations to have an effective regulatory system. Any failure to comply with applicable laws and rules could adversely affect our business, reputation, financial condition and operating results and, in extreme cases, our ability to conduct our business or portions thereof.

Additionally, we have adopted policies and procedures to identify, monitor and manage our risks. For example, our Global Policy for Enterprise Risk Management, or ERM, adopts a framework for identifying and managing risks in both our U.S. and European operations. In the U.S., the ERM framework is overseen by the U.S. exchanges’ Audit Committee, as well as the company’s Audit Committee, and ultimately the company’s board of directors. The ERM framework is also periodically reviewed by the SEC’s Office of Compliance Inspections and Examinations as part of routine inspections. The policy created a firm‑wide risk committee that regularly reviews known and emerging risks, as well as the maintenance of the risk register. The European ERM framework is overseen by the Bats Trading Limited Audit, Risk and Compliance Committee as well as the company’s Audit Committee, and ultimately the company’s board of directors. The FCA has also reviewed and approved the framework and maintains continuous dialogue with European executive management on risk‑related matters. The framework has been in place formally since January 2013 and, in addition to the policy and strategy, comprises a risk appetite statement and risk register. We also maintain a vendor management policy that is intended to both manage the business relationships and mitigate the risks associated with utilizing outside vendors and other third‑party service providers. We employ a vendor risk tool to facilitate this process.

These policies and procedures, however, may not be fully effective. If our policies and procedures are not fully effective or we are not always successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially adversely affected.

Damage to our reputation could have a material adverse effect on our business.

We believe one of our competitive strengths is our strong industry reputation. Various issues may give rise to reputational risk, including issues relating to:

•the representation of our business in the media;

•the quality of our products, including the reliability of our transaction‑based business, and the accuracy of our market data;

•the ability to execute our business plan, key initiatives or new business ventures and the ability to keep up with changing customer demands and regulatory initiatives;

•our regulatory compliance and our enforcement of compliance on our customers;

•the accuracy of our financial statements and other financial and statistical information;

•the quality of our corporate governance structure;

•the quality of our disclosure controls or internal controls over financial reporting, including any failures in supervision;

•the integrity and performance of our computer and communications systems;

•security breaches, including any unauthorized delivery of proprietary data to third parties;

•management of our outsourcing relationships, including our relationship with FINRA;

•any misconduct or fraudulent activity by our employees, especially senior management, or other persons formerly or currently associated with us;

•our listings business and our enforcement of our listing rules; and

•any negative publicity surrounding our listed companies.

Damage to our reputation could cause a reduction in the trading volume on our exchanges or cause us to lose customers. This, in turn, may have a material adverse effect on our business, financial condition and operating results.

Because we have operations outside of the United States, we are exposed to currency risk.

We have operations in the United States, the United Kingdom, continental Europe and Singapore. We therefore have significant exposure to exchange rate movements between the British pound, the Euro, the Singapore dollar and the U.S. dollar. Significant inflation or changes in foreign exchange rates with respect to one or more of these currencies could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy, the U.K. referendum to leave the E.U., or changes in local interest rates. These exchange rate differences will affect the translation of our non‑U.S. results of operations and financial condition into U.S. dollars as part of our consolidated financial statements.

Changes in tax laws, regulations or policies could have a material adverse effect on our financial results.

Like other corporations, we are subject to taxes at the federal, state and local levels, as well as in non‑U.S. jurisdictions. Changes in tax laws, regulations or policies could result in us having to pay higher taxes, which would in turn reduce our net income. For example, in 2015, our tax liability increased as a result of legislative changes in New York and New York City. In computing our tax obligation in federal, state and local and non‑U.S. jurisdictions, we take various tax positions on matters that are not entirely free from doubt. We cannot assure you that upon review of these positions the applicable tax authorities will agree with our positions. A successful challenge by a tax authority could result in additional taxes being imposed on us.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes‑Oxley Act of 2002, or the Sarbanes‑Oxley Act, and BZX listing requirements. While we are immediately subject to the BZX listing requirements, we will be required to comply with the Sarbanes-Oxley Act for the fiscal year ended December 31, 2017. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time‑consuming or costly and may also place undue strain on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. Our management will be required to report on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm will be required to attest to such internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. Failure to maintain an effective internal control environment could result in our not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial information pursuant to the reporting obligations we have as a public company, which could have a material adverse effect on our business, financial condition and results of operations. Further, it could cause our investors to lose confidence in the financial information we report, which could adversely affect the price of our common stock.

These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our board of directors. Additionally, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.

Risks Relating to Our Indebtedness

We have a substantial amount of debt and the cost of servicing those obligations could adversely affect our business, financial condition or operating results and such risk could increase if we incur more debt. We may be required to prepay our obligations.

We have a substantial amount of indebtedness and other liabilities. As of June 30, 2016, total liabilities were $940.2 million, of which $635.6 million represents long‑term debt obligations, total assets were $1,359.2 million and total equity was $419.0 million. We may not have sufficient funds to satisfy all such obligations as a result of a variety of factors, some of which may be beyond our control. If the opportunity for a strategic acquisition arises, we may be required to incur additional debt for these purposes or to fund working capital needs, which we may not be able to obtain. The amount of debt we carry and the terms of our indebtedness could adversely affect us in several ways, including:

•our ability to obtain additional financing in the future for working capital, capital expenditures and general corporate purposes, including strategic acquisitions, may be impaired;

•our ability to use operating cash flow in other areas of our business may be limited because a substantial portion of our cash flow from operations may have to be dedicated to the payment of the principal and interest on our indebtedness;

•reporting lower earnings as result of rising interest expense from our indebtedness;

•the level of debt we carry could increase our exposure to a continued downturn in general economic conditions;

•the terms of such indebtedness could restrict our ability to pay future dividends; and

•the level of debt we carry could restrict our corporate activities, including our ability to respond to competitive market conditions, to provide for capital expenditures beyond those permitted by the loan agreements or to take advantage of acquisition opportunities and grow our business.

In the event that we fail to comply with the covenants in any current or future loan agreements, there could be an event of default under the applicable instrument. As a result, all amounts outstanding under our current or any future debt instruments may become immediately due and payable. If interest rates were to increase significantly or if we are unable to generate sufficient cash flow from operations in the future, we may not be able to service debt under any current or future loan agreements and may have to refinance all or a portion of our debt, structure our debt differently, obtain additional financing or sell assets to repay such debt.

Restrictive covenants in our credit facility may adversely affect us. Our credit facility requires us not to have a debt to earnings ratio above certain amounts as set forth in the credit facility.

Our ability to secure additional financing for growth or to refinance any of our existing debt is also dependent upon the availability of credit in the marketplace, which has experienced severe disruptions due to the recent economic crisis. If we are unable to secure additional financing or such financing is not available at acceptable terms, we may be unable to secure financing for growth or refinance our debt obligations, if necessary.

In the event that we need debt financing in the future, recent uncertainty in the credit markets could affect our ability to obtain debt financing on reasonable terms.

In the event we were to require additional debt financing in the future, the ongoing uncertainty in the credit markets, including the European sovereign debt crisis, and those impacting non-investment grade borrowers, could materially impact our ability to obtain debt financing on reasonable terms. The inability to access debt financing on reasonable terms could materially impact our ability to make acquisitions, refinance existing debt or materially expand our business in the future.

Increases in interest rates will adversely impact our results of operations.

For the approximately $650 million amount outstanding under our current credit facility, as well as borrowings incurred under our revolving credit facility, increases in variable interest rates will increase the amount of interest expense that we pay for our borrowings and have a negative impact on our results of operations. As of June 30, 2016, the one‑month London Interbank Offered Rate, or LIBOR, was 0.467%. Any increase in the LIBOR will increase our interest expense on approximately $650 million of debt. If there is any increase in LIBOR, we would incur a negative impact of higher interest expense on the remaining balance of our debt.

Any reduction in our credit rating could increase the cost of our funding from the capital markets.

Our long‑term debt is currently rated speculative grade by two of the major rating agencies. These rating agencies regularly evaluate us and their ratings of our long‑term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. There can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain future funding and increase our cost of capital.

Risks Relating to an Investment in Our Common Stock

Volatility in our stock price could adversely affect your investment in our common stock.

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•the representation of our business in the media;

•actual or anticipated variations in quarterly operating results;

•changes in financial estimates by us or by any securities analysts who might cover our stock;

•economic, political and geopolitical market conditions;

•conditions or trends in our industry, including trading volumes, regulatory changes or changes in the securities marketplace;

•changes in the market valuations of other companies operating in our industry;

•announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us or others operating in our industry, including our significant stockholders;

•additions or departures of key personnel; and

•sales of our common stock by our directors and officers or our stockholders following the expiration of the applicable transfer restrictions or the occurrence of other limited circumstances.

Our common stock is listed on our own market, BZX. Any technical failures or outages associated with that listing could negatively impact our stock and subject us to reputational harm and regulatory scrutiny, and a loss of business.

Our common stock is listed on our own exchange, BZX. Our security is the first corporate listing on BZX and to the extent we suffer a technological failure or outage associated with that listing, we could suffer a loss of business, and incur reputational harm and regulatory scrutiny and potentially regulatory sanctions. For example, on March 23, 2012, we experienced a serious technical failure on BZX, forcing us to cancel our planned IPO. The failure resulted from a software bug that appeared during the Bats IPO auction. In addition to forcing us to cancel our IPO, the technological failure played a role in the halting of another issuer’s stock for five minutes. Ultimately, the technological failure caused us to withdraw our IPO, which was a widely reported, high‑profile event that damaged our reputation and resulted in increased regulatory scrutiny of the event by the SEC and other governmental authorities. We have since investigated that incident and adopted various policy and procedure enhancements, including implementation of an independent software quality assurance department, but there can be no guarantee that we will not suffer a similar failure. Moreover, we are inexperienced with overseeing the additional operational and regulatory issues associated with corporate listings. To the extent we suffer an operational or regulatory failure associated with our listing of Bats or another corporate listing, we could damage our reputation and subject ourselves to increased regulatory scrutiny by the SEC and other governmental authorities.

We are controlled by our significant stockholders, whose interests may differ from those of other stockholders.

Our significant stockholders collectively own approximately 46,064,212 shares of our common stock and 3,797,611 shares of our non‑voting common stock, representing approximately 49.9% of the total voting power of our capital stock. We are not a party to any voting agreement with any of our stockholders, other than the Investor Rights Agreement dated as of January 31, 2014, among us and our stockholders (which, pursuant to its terms, terminated upon consummation of our initial public offering, except for the registration rights contained therein), which we refer to as the Investor Rights Agreement, and we are not aware of any other voting agreements among our significant stockholders; however, they may enter into voting agreements in the future or otherwise vote in a similar manner. To the extent that all of these stockholders vote similarly, they will be able, by virtue of their ability to elect our board of directors, to control our policies and operations, including, without limitation, the determination of our strategic plans, appointment of management, future issuances of our common stock or other securities, the payments of dividends on our capital stock, entering into extraordinary transactions and the approval of major financing decisions, and their interests may not in all cases be aligned with your interests. This concentrated control will limit your ability to influence corporate matters. As a result, the market price of our common stock could be adversely affected.

Affiliates of our significant stockholders are also significant customers.  As a result, the interests of these stockholders could conflict with your interests as holders of our common stock in a number of ways. For example:

•you may disagree with the structure and timing of future transfers by these stockholders of all or any portion of their ownership interests in us. The actual or potential sale by these stockholders of their holdings of our common stock either directly or upon conversion of non‑voting common stock held by them could cause the valuation of our stock to decline significantly;

•these stockholders may have or acquire an ownership interest in competing businesses (including national securities exchanges, MTFs or ECNs) and they may make decisions that favor the competing enterprise over our company; and

•many of these stockholders, as affiliates of our customers, have an incentive to favor commercial terms that may not be advantageous to us, such as lower “taker fees” and higher “maker” rebates on BZX and EDGX.

Accordingly, our significant stockholders may have different business objectives, any of which could adversely impact the market price of your shares of common stock.

If securities or industry analysts cease publishing research or reports about us, or if they adversely change their recommendations regarding our common stock, then our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our industry and our markets. If one or more analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If one or more analysts who elect to cover us adversely changes their recommendations regarding our common stock, our stock price could decline. In addition, SEC rules may make it impractical for analysts associated with some of our stockholders to cover us.

Our share price may decline due to the large number of shares eligible for future sale.

Sales of substantial amounts of our common stock, or the possibility of such sales, may adversely affect the market price of our common stock. These sales may also make it more difficult for us to raise capital through the issuance of equity securities at a time and at a price we deem appropriate.

Based on the number of shares of our common stock and non-voting common stock outstanding as of June 30, 2016, we have 92,374,003 shares of common stock and 4,018,219 shares of non‑voting common stock outstanding. Shares of non‑voting common stock are convertible into common stock at the option of the holder in connection with any “qualified transfer.”  Of these shares, all of the 15,295,000 shares of common stock sold in our IPO are freely transferable without restriction or registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares purchased by one of our existing “affiliates,” as that term is defined in Rule 144 under the Securities Act. In addition, all of our executive officers and directors and the holders of substantially all of our capital stock are subject to lock‑up agreements entered into in connection with our initial public offering that restrict such persons’ ability to transfer shares of our common stock for periods of at least 180 days, and for a portion of the shares, 360 and 540 days, from April 14, 2016. Pursuant to these arrangements, approximately 30,837,672 shares will become eligible for sale upon expiration of the 180‑day lock‑up period, approximately 24,258,938 additional shares will become eligible for sale upon expiration of the 360‑day lock‑up period and approximately 24,258,968 additional shares will become eligible for sale upon expiration of the 540‑day lock‑up period. In addition to outstanding shares eligible for sale, we have previously filed a registration statement under the Securities Act covering all 4,910,712 shares of common stock subject to outstanding options or issuable pursuant to our equity incentive plans as of June 30, 2016. Shares registered under such registration statement are available for sale in the open market, subject to vesting restrictions and/or exercise and other restrictions.

Additionally, the Investor Rights Agreement provides for certain registration rights, including demand registration rights.

Your ownership of our company may be diluted if additional capital stock is issued to raise capital, to finance acquisitions, in connection with strategic transactions or pursuant to stock options or other equity compensation awards.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing equity or convertible debt securities, which would reduce the percentage ownership of existing stockholders. As of June 30, 2016, 1,946,038 shares of common stock were issuable upon the exercise of outstanding stock options, and an aggregate of 4,910,712 of common stock were reserved for future issuance under our equity incentive plans. In addition, as of June 30, 2016, 96,392,222 shares of common stock and non‑voting common stock were outstanding, which included 1,580,899 shares of unvested restricted stock. Shares of non‑voting common stock are convertible into common stock at the option of the holder in connection with any “qualified transfer.”  Our board of directors has the authority, without action or vote of the stockholders, to issue all or any part of our authorized but unissued shares of common stock, non‑voting common stock or preferred stock, including pursuant to stock options or other equity compensation awards. As of June 30, 2016, 43,500,000 shares of preferred stock were authorized and unissued under our amended and restated certificate of incorporation. Future issuances of common stock or non‑voting common stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share, as applicable. In addition, any newly issued preferred stock could have rights, preferences and privileges senior to those of our common stock and non‑voting common stock. Those rights, preferences and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock and non‑voting common stock or greater or preferential liquidation rights, which could negatively affect the rights of holders of our common stock.

Provisions in our amended and restated certificate of incorporation and bylaws, Delaware law and FINRA rules might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our organizational documents contain provisions that may have the effect of discouraging or delaying a change in control of us or unsolicited acquisition proposals that a stockholder might consider favorable. These provisions generally include:

•voting and ownership limitations. Our certificate of incorporation prohibits any person from owning greater than 40% of any class of our capital stock, prohibits exchange members from owning greater than 20% of any class of our capital stock and prohibits all persons from exercising a greater than 20% voting power of our issued and outstanding capital stock, in each case subject to certain conditions and exceptions;

•advance notice requirements for stockholder proposals and director nominations;

•establishing a classified board of directors with staggered three‑year terms;

•limits on stockholders to act by written consent;

•authorizing the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•requiring super‑majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;

•providing that our board of directors is expressly authorized to amend or repeal any provision of our amended and restated bylaws; and

•restricting the forum for certain litigation against us to Delaware.

In addition, Section 203 of the Delaware General Corporation Law may delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock. Anti‑takeover provisions could depress the price of our common stock by acting to delay or prevent a change in control of our company.

Further, Bats Trading is a member of FINRA and subject to FINRA rules, which could impede or delay a change of control. FINRA’s NASD Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity acquiring, directly or indirectly, 25% or more of a FINRA member firm’s or its parent company’s equity. Our European subsidiaries, Bats Trading Limited and Chi‑X Europe Limited, are also regulated by the FCA in the United Kingdom, as an RIE and an Authorised Firm, respectively, and are also subject to change in control rules. FCA approval must be obtained for any transaction that would result in a single person or entity acquiring, directly or indirectly, 20% of Bats Europe or 10% of Chi‑X Europe Limited, including through ownership of its parent company’s equity.

The existence of the foregoing provisions and anti‑takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

We intend to pay dividends to our stockholders, but the decisions to declare future dividends on our capital stock will be at the discretion of our board of directors based upon a review of relevant considerations. Accordingly, there can be no guarantee that we will pay future dividends to our stockholders.

In 2012, our board of directors declared two cash dividend payments of $4.42 and $13.20 per share of outstanding common stock, which were paid in August and December 2012, respectively. In 2014, in accordance with our merger agreement to acquire Direct Edge, we made working capital distributions to stockholders of the company who held shares prior to the acquisition of $3.38 and $0.07 per share, which were paid in January and April 2014, respectively. In addition, in 2014, our board of directors declared cash dividend payments of $4.07, $0.15 and $0.15 per share of outstanding common stock, which were paid in February 2014, October 2014 and January 2015, respectively. In 2015, in accordance with our merger agreement to acquire Direct Edge, we paid a $7.0 million indemnification liability distribution to stockholders of the company who held shares prior to the acquisition. Our board of directors did not declare any dividend payments in 2015.

On May 4, 2016, our board of directors declared a regular quarterly cash dividend of $0.08 per share on our outstanding common stock. Our first quarterly dividend is payable on September 28, 2016, to stockholders of record at the close of business on September 14, 2016. Notwithstanding the current expectations for our future dividends, the timing, declaration, amount of, and payment of any dividends is within the discretion of the board of directors and will depend upon many factors, including our financial condition, earnings, corporate strategy, debt covenants, legal requirements, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by the board of directors. Any of these factors, individually or in combination, could restrict the company’s ability to pay dividends. Accordingly, there can be no assurance that the board of directors will not reduce the amount of dividends or cause the company to cease paying dividends altogether. Future declarations of dividends and the establishment of future record and payment dates are subject to approval by our board of directors.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on April 15, 2016.

Purchases of Equity Securities

During the three months ended June 30, 2016, we repurchased 7,076 shares of our common stock at an average price per share of $27.47 for the sole purpose of satisfying tax withholding obligations of certain individuals upon the vesting of shares of our restricted stock.

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

Bats Global Markets, Inc.
(Registrant)

Date: August 4, 2016	By:	/s/ Brian N. Schell
	Name:	Brian N. Schell
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Second Amendment to Credit Agreement dated as of June 30, 2016 among Bats Global Markets, Inc., as borrower, the subsidiary guarantors party thereto, the refinancing term lenders, refinancing revolving lenders and consenting lenders party thereto, Bank of America, N.A., as successor administrative agent, JP Morgan Chase Bank, N.A., as existing administrative agent, and Credit Suisse AG, as collateral agent (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on July 1, 2016 (Commission File No. 001-37732)).

10.2*	Form of Restricted Stock Award Agreement pursuant to the Bats 2016 Directors Compensation.
10.3*	Form of Restricted Stock Award Agreement pursuant to the Bats 2016 Omnibus Incentive Plan.
10.4*	Form of Stock Option Award Agreement pursuant to the Bats 2016 Omnibus Incentive Plan.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101*	Interactive data files pursuant to Rule 405 of Regulation S-T.

* Filed herewith