Form 10-Q
period 2016-09-30
Bats Global Markets, Inc.
filed 2016-11-08
CIK 1659228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes   ☐     No   ☒

As of October 31, 2016, the registrant had 93,873,991 shares of common stock and 2,518,219 shares of non-voting common stock, $0.01 par value per share, outstanding.

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

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data.  While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q, the “Risk Factors” section in our final prospectus that was filed with the U.S. Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) on April 15, 2016, and the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 that was filed with the SEC on August 5, 2016.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this Quarterly Report on Form 10-Q that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in the “Risk Factors” section in this Quarterly Report on Form 10-Q, under the caption entitled “Risk Factors” in our final prospectus as filed with the SEC on April 15, 2016, and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, that was filed with the SEC on August 5, 2016. You should specifically consider the numerous risks outlined in the “Risk Factors” section in this Quarterly Report on Form 10-Q, and under the “Risk Factors” in our final prospectus.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Bats Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Financial Condition

(in millions, except share data)

	September 30,	December 31,
	2016	2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$69.1	$75.1
Restricted cash	1.8	—
Financial investments:
Trading investments, at fair value	0.5	0.5
Available-for-sale investments, at fair value	—	47.2
Accounts receivable, net, including $13.4 and $40.3 from related parties at September 30, 2016 and December 31, 2015, respectively	135.6	131.0
Income taxes receivable	—	16.0
Other receivables	2.1	5.4
Prepaid expenses	6.7	5.1
Total current assets	215.8	280.3
Property and equipment, net	25.2	29.6
Goodwill	727.2	741.3
Intangible assets, net	218.2	239.0
Deferred income taxes, net	11.2	0.6
Investment in EuroCCP	11.1	11.4
Other assets	9.0	4.8
Total assets	$1,217.7	$1,307.0
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities, including $3.7 and $15.2 to related parties at September 30, 2016 and December 31, 2015, respectively	$83.3	$72.9
Section 31 fees payable	25.1	93.0
Current portion of long-term debt	4.1	83.9
Current portion of contingent consideration liability to related party	6.6	6.6
Total current liabilities	119.1	256.4
Long-term debt, less current portion	595.2	593.7
Contingent consideration liability to related party, less current portion	54.4	58.8
Unrecognized tax benefits	11.4	8.0
Deferred income taxes	0.2	7.4
Other liabilities	2.6	2.8
Commitments and contingencies
Stockholders’ equity (1):
Common stock, $0.01 par value. 362,500,000 voting and 29,000,000 non-voting shares authorized at September 30, 2016 and December 31, 2015; 92,847,321 voting and 7,818,090 non-voting shares issued at September 30, 2016; 74,991,527 voting and 21,146,136 non-voting shares issued at December 31, 2015	1.0	1.0
Common stock in treasury, at cost, 473,330 and 458,237 voting shares at September 30, 2016 and December 31, 2015, respectively; 3,799,871 non-voting shares at September 30, 2016	(6.8)	(6.5)
Additional paid-in capital	276.7	270.6
Retained earnings	193.8	125.0
Accumulated other comprehensive loss, net	(29.9)	(10.2)
Total stockholders’ equity	434.8	379.9
Total liabilities and stockholders’ equity	$1,217.7	$1,307.0
(1)	All share amounts have been adjusted to give effect to the 1-for-2.91 stock split in April 2016.

See accompanying notes to condensed consolidated financial statements.

Bats Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Transaction fees, including $47.3 and $159.2 from related parties for the three months ended September 30, 2016 and 2015, respectively, and $218.6 and $438.1 for the nine months ended September 30, 2016 and 2015, respectively	$307.1	$361.8	$1,011.1	$970.1
Regulatory transaction fees, including $12.2 and $33.6 from related parties for the three months ended September 30, 2016 and 2015, respectively, and $53.1 and $98.9 for the nine months ended September 30, 2016 and 2015, respectively	71.8	73.2	222.8	207.0
Market data fees, including $0.4 and $0.6 from related parties for the three months ended September 30, 2016 and 2015, respectively, and $2.1 and $1.8 for the nine months ended September 30, 2016 and 2015, respectively	36.4	35.2	110.1	99.4
Connectivity fees and other, including $3.1 and $8.1 from related parties for the three months ended September 30, 2016 and 2015, respectively, and $11.9 and $21.8 for the nine months ended September 30, 2016 and 2015, respectively	26.3	21.8	74.4	58.7
Total revenues	441.6	492.0	1,418.4	1,335.2
Cost of revenues:
Liquidity payments, including $43.2 and $151.2 from related parties for the three months ended September 30, 2016 and 2015, respectively, and $220.5 and $417.8 for the nine months ended September 30, 2016 and 2015, respectively	250.8	302.1	832.5	805.7
Section 31 fees	71.8	73.2	222.8	207.0
Routing and clearing, including $8.9 and $10.2 from related parties for the three months ended September 30, 2016 and 2015, respectively, and $29.7 and $29.1 for the nine months ended September 30, 2016 and 2015, respectively	10.2	12.7	32.6	36.7
Total cost of revenues	332.8	388.0	1,087.9	1,049.4
Revenues less cost of revenues	108.8	104.0	330.5	285.8
Operating expenses:
Compensation and benefits	23.6	20.9	68.7	58.4
Depreciation and amortization	10.4	10.5	31.2	28.5
Systems and data communication	4.5	5.0	13.5	21.4
Occupancy	0.7	0.7	2.1	2.4
Professional and contract services	5.4	1.8	10.5	8.9
Regulatory costs	2.8	2.9	8.6	8.6
Changes in fair value of contingent consideration liability to related party	0.5	1.7	2.2	1.7
General and administrative	5.3	5.6	17.8	20.9
Total operating expenses	53.2	49.1	154.6	150.8
Operating income	55.6	54.9	175.9	135.0
Non-operating (expenses) income:
Interest expense, net	(7.4)	(12.9)	(29.9)	(34.2)
Loss on extinguishment of debt	—	—	(17.6)	—
Equity in earnings of EuroCCP	0.3	0.4	1.2	1.0
Other income	—	0.1	0.2	1.6
Income before income tax provision	48.5	42.5	129.8	103.4
Income tax provision	20.0	17.2	53.3	42.9
Net income	$28.5	$25.3	$76.5	$60.5
Basic earnings per share (1)	$0.30	$0.27	$0.81	$0.64
Diluted earnings per share (1)	$0.29	$0.27	$0.79	$0.64

Basic weighted average shares outstanding (1)	94.8	94.6	94.8	94.5
Diluted weighted average shares outstanding (1)	96.8	95.4	96.4	95.2

(1)	All per share amounts have been adjusted to give effect to the 1-for-2.91 stock split in April 2016.

See accompanying notes to condensed consolidated financial statements.

Bats Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$28.5	$25.3	$76.5	$60.5
Other comprehensive loss
Foreign currency translation adjustments	(8.0)	(10.1)	(35.4)	(6.7)
Income tax benefit	0.8	3.8	15.7	2.5
Other comprehensive loss, net of tax	(7.2)	(6.3)	(19.7)	(4.2)
Comprehensive income	$21.3	$19.0	$56.8	$56.3

See accompanying notes to condensed consolidated financial statements.

Bats Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(unaudited)

(in millions, except share data)

									Accumulated
	Common stock outstanding(1)				Common	Common	Additional		other	Total
	Voting	Class A non-voting	Class B non-voting	Non-voting	stock	stock	paid-in	Retained	comprehensive	stockholders’
	shares	shares	shares	shares	Par value	in treasury (2)	capital	earnings	loss, net	equity
Balance at December 31, 2015	74,533,290	8,993,978	12,152,158	—	$1.0	$(6.5)	$270.6	$125.0	$(10.2)	$379.9
Common stock issued under employee stock plans	724,502	—	—	—	—	—	—	—	—	—
Share repurchases	(11,718)	—	—	—	—	(0.3)	—	—	—	(0.3)
Reclassification and conversion	17,127,917	(8,993,978)	(12,152,158)	4,018,219	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	6.1	—	—	6.1
Dividend	—	—	—	—	—	—	—	(7.7)	—	(7.7)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(19.7)	(19.7)
Net income	—	—	—	—	—	—	—	76.5	—	76.5
Balance at September 30, 2016	92,373,991	—	—	4,018,219	$1.0	$(6.8)	$276.7	$193.8	$(29.9)	$434.8

(1)	All per share amounts have been adjusted to give effect to the 1-for-2.91 stock split in April 2016.
(2)	Includes 3,799,871 shares held in treasury for non-voting common stock surrendered for conversion to common stock.

See accompanying notes to condensed consolidated financial statements.

Bats Global Markets, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$76.5	$60.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.2	28.5
Loss on extinguishment of debt	17.6	—
Amortization of debt issuance cost and debt discount	4.2	4.6
Realized gain on termination of revolving credit facility	—	(1.1)
Deferred income taxes	(18.1)	5.6
Stock-based compensation expense	6.1	4.2
Changes in fair value of contingent consideration liability to related party	2.2	1.7
Provision for uncollectable accounts receivable	0.1	0.2
Equity in earnings of EuroCCP	(1.2)	(1.0)
Changes in assets and liabilities:
Receivables, including $(26.9) and $(5.4) from related parties for the periods ended September 30, 2016 and 2015, respectively	14.1	0.4
Trading financial investments, net	—	6.5
Prepaid and other assets	(6.0)	(2.8)
Accounts payable and accrued expenses, including $(11.5) and $7.0 to related parties for the periods ended September 30, 2016 and 2015, respectively	10.7	(19.5)
Section 31 fees payable	(67.9)	(83.5)
Payment of contingent consideration liability to related party	(0.9)	—
Unrecognized tax benefit	4.2	4.0
Other liabilities	(0.2)	(0.2)
Net cash provided by operating activities	72.6	8.1
Cash flows from investing activities:
Acquisition, net of cash acquired	(12.6)	(360.9)
Purchases of available-for-sale financial investments	(128.3)	(110.6)
Proceeds from maturities of available-for-sale financial investments	175.5	172.0
Change in restricted cash	(1.8)	14.0
Purchases of property and equipment	(6.8)	(12.3)
Net cash provided by (used in) investing activities	26.0	(297.8)
Cash flows from financing activities:
Proceeds from long-term debt	646.7	373.8
Principal payments of long term debt	(735.8)	(102.4)
Debt issuance costs and additional debt discount	(11.0)	(16.5)
Distributions paid	(7.7)	(4.8)
Payment of contingent consideration liability to related party	(5.7)	—
Proceeds from the exercise of stock options	—	0.1
Proceeds from employee stock purchase plan	—	0.7
Purchases of treasury stock	(0.3)	(1.5)
Net cash (used in) provided by financing activities	(113.8)	249.4
Effect of foreign currency exchange rate changes on cash and cash equivalents	9.2	(4.0)
Decrease in cash and cash equivalents	(6.0)	(44.3)
Cash and cash equivalents:
Beginning of year	75.1	122.2
End of year	$69.1	$77.9
Supplemental disclosure of cash paid:
Cash paid for income taxes, net of refunds	$29.1	$31.6
Cash paid for interest	25.9	29.4
Supplemental disclosure of noncash transactions:
Forfeiture of common stock for payment of exercise of stock options	$—	$0.9
Supplemental disclosure of noncash investing activities:
Property and equipment acquired	$—	$0.3
Goodwill acquired	8.5	308.2
Intangible assets acquired	3.5	111.0
Other assets acquired	0.7	5.2
Liabilities assumed	(0.1)	(63.8)

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

In September 2016, the Company announced that it has entered into a merger agreement with CBOE Holdings, Inc. The transaction is expected to close in the first half of 2017.

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

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

In the first quarter of 2016, the Company adopted ASU 2015-17, Income Taxes—Balance Sheet Classification of Deferred Taxes. Deferred tax liabilities and assets are now classified as noncurrent on the consolidated statements of financial condition.  All periods presented have conformed to this new classification, which resulted in a $0.6 million reclassification from current deferred tax assets to deferred income taxes, net as of December 31, 2015.

In the third quarter of 2016, the Company adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting.  This ASU’s purpose is to simplify accounting for share-based payment transactions. Among other things, the ASU requires that excess tax benefits and tax deficiencies associated with share-based compensation be recognized as income tax provision verses the current requirements to record the impact to additional paid-in capital or income tax provision, depending on circumstances.  The 2016 periods presented have conformed to this new classification. The change was immaterial to the consolidated financial statements and the Company continues to account for forfeitures on an actual basis.

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

In March 2016, the FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323).  The ASU’s purpose is to simplify the accounting for equity method investments by eliminating the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. It now requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The update is effective for the Company for the annual reporting period beginning January 1, 2017 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments (Topic 230). This ASU will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for the Company for the annual reporting period beginning January 1, 2019. The Company is currently assessing the impact that this standard will have on the consolidated financial statements.

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

The amounts of revenue and operating (loss) income of Hotspot are included in the Company’s condensed consolidated statements of income from the Hotspot Acquisition Date to the three and nine months ended September 30, 2016 and 2015 and are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$11.6	$10.1	$34.3	$23.2
Operating (loss) income	0.1	(0.8)	(2.9)	0.5
Net (loss) income	0.1	(0.1)	(5.9)	4.4

The following unaudited pro forma financial information presents the combined results for the nine months ended September 30, 2015 including Hotspot had the Hotspot Acquisition Date been January 1, 2015 (in millions, except earnings per share):

Revenue	$1,344.3
Operating income	131.8
Net income	57.0
Earnings per share:
Basic	$0.60
Diluted	$0.60

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

(3)Investments

Financial Investments

The Company’s financial investments with original or acquired maturities longer than three months, but that mature in less than one year from the consolidated statement of financial condition date are classified as current assets and are summarized as follows (in millions):

	September 30, 2016
	Cost basis	Unrealized gains	Unrealized losses	Fair value
Available-for-sale:
U.S. Treasury securities	$—	$—	$—	$—
Trading securities:
U.S. Treasury securities	0.5	—	—	0.5

Total financial investments	$0.5	$—	$—	$0.5

	December 31, 2015
	Cost basis	Unrealized gains	Unrealized losses	Fair value
Available-for-sale:
U.S. Treasury securities	$47.2	$—	$—	$47.2
Trading securities:
U.S. Treasury securities	0.5	—	—	0.5

Total financial investments	$47.7	$—	$—	$47.7

(4)Allowance for Doubtful Accounts

Allowance for doubtful accounts consisted of the following (in millions):

Balance at December 31, 2015	$0.4
Additions:
Charges to income, included in general and administrative expenses	0.1
Deductions:
Charges for which reserves were provided	—
Balance at September 30, 2016	$0.5

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(5)Property and Equipment, Net

Property and equipment consisted of the following as of September 30, 2016 and December 31, 2015 (in millions):

	September 30,	December 31,
	2016	2015
Computer equipment and software	$66.8	$74.1
Office furniture and fixtures	2.2	2.2
Leasehold improvements	9.0	8.8
Total property and equipment	78.0	85.1
Less accumulated depreciation	(52.8)	(55.5)
Property and equipment, net	$25.2	$29.6

Depreciation expense was $3.6 million and $3.4 million for the three months ended September 30, 2016 and 2015 respectively, and $10.7 million and $10.2 million for the nine months ended September 30, 2016 and 2015, respectively.

(6)Goodwill and Intangible Assets, Net

The following table presents the details of goodwill by segment (in millions):

	U.S.	European
	Equities	Equities	Global FX	Total
Balance as of December 31, 2015	$253.5	$179.6	$308.2	$741.3
Additions	8.5	—	—	8.5
Changes in foreign currency exchange rates	—	(22.6)	—	(22.6)
Balance as of September 30, 2016	$262.0	$157.0	$308.2	$727.2

The following table presents the details of the intangible assets (in millions):

	U.S.	European		Corporate
	Equities	Equities	Global FX	and Other	Total
Balance as of December 31, 2015	$106.6	$32.6	$99.6	$0.2	$239.0
Additions	3.5	—	—	—	3.5
Amortization	(6.0)	(3.7)	(10.8)	—	(20.5)
Changes in foreign currency exchange rates	—	(3.8)	—	—	(3.8)
Balance as of September 30, 2016	$104.1	$25.1	$88.8	$0.2	$218.2

For the three months ended September 30, 2016 and 2015 amortization expense was $6.8 million and $7.1 million, respectively.  For the nine months ended September 30, 2016 and 2015 amortization expense was $20.5 million and $18.3 million, respectively. The estimated future amortization expense is $6.7 million for the remainder of 2016, $23.7 million for 2017, $19.6 million for 2018, $16.2 million for 2019, $13.2 million for 2020 and $9.0 million for 2021.

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the categories of intangible assets at September 30, 2016 and December 31, 2015 (in millions):

					Weighted
	September 30, 2016				Average
	U.S.	European		Corporate	Amortization
	Equities	Equities	Global FX	and Other	Period (in years)
Trademarks and trade names	$3.9	$0.5	$15.3	$—	Indefinite
Customer relationships	43.7	37.6	81.2	—	17.5
Noncompete agreements	3.9	—	1.9	—	2.5
Trading registrations and licenses	71.9	9.0	—	—	Indefinite
Domain names	—	—	—	0.2	Indefinite
Technology	0.5	—	12.6	—	4.4
Accumulated amortization	(19.8)	(22.0)	(22.2)	—
	$104.1	$25.1	$88.8	$0.2

					Weighted
	December 31, 2015				Average
	U.S.	European		Corporate	Amortization
	Equities	Equities	Global FX	and Other	Period (in years)
Trademarks and trade names	$1.6	$0.6	$15.3	$—	Indefinite
Customer relationships	43.0	43.0	81.2	—	18.6
Noncompete agreements	3.9	—	1.9	—	0.7
Trading registrations and licenses	71.9	10.3	—	—	Indefinite
Domain names	—	—	—	0.2	Indefinite
Technology	—	—	12.6	—	6.0
Accumulated amortization	(13.8)	(21.3)	(11.4)	—
	$106.6	$32.6	$99.6	$0.2

(7)

(7)Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016	December 31, 2015
Accounts payable	$40.1	$42.9
Deferred income	1.6	1.5
Dividends payable	0.4	0.5
Income taxes payable	8.0	—
Unrecognized tax benefit	6.0	5.2
Accrued expenses	27.2	22.2
Accrued termination benefits	—	0.6
	$83.3	$72.9

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(8)Debt

As of September 30, 2016 and December 31, 2015, the long-term debt consisted of the following (in millions):

	September 30,	December 31,
	2016	2015
Term loan	$613.4	$698.7
Less: debt discount and debt issuance cost	(14.1)	(21.1)
Total debt	599.3	677.6
Less: current portion	(4.1)	(83.9)
Total long-term debt	$595.2	$593.7

In June 2016, the Company refinanced its term loan with new seven-year $650 million term loan (the “2016 Term Facility”).  The 2016 Term Facility decreased the spread on the interest rate to, subject to compliance with a leverage ratio pricing grid, LIBOR plus 350 basis points, and includes 50 basis points of original issue discount. Under the 2016 Term Facility, the required annual amortization also decreased from 7.5% per annum to 1.0% per annum, calculated on the basis of the outstanding principal amount of the 2016 Term Facility. In addition to scheduled amortization payments, the Company may be required to make prepayments of principal based on a percentage of Excess Cash Flow, as defined in the 2016 Term Facility, or with 100% of the net cash proceeds of certain assets sales or debt incurrences. In addition, the Company entered into a new three-year $100 million revolving credit facility with an interest rate based on, subject to compliance with a leverage ratio grid, LIBOR plus 275 basis points, which includes an undrawn fee,  subject to compliance with a leverage ratio grid, of 37.5 basis points, replacing the revolving credit facility under the Amended 2014 Loan. The impact of the amended terms on the present value of cash flows was greater than 10%; therefore, the amendment was accounted for as an extinguishment resulting in a loss of $17.6 million that was recorded in a separate line item within non-operating expenses in the condensed statement of income.

The unamortized debt discount of $3.1 million and debt issuance cost of $11.0 million will be amortized as part of interest expense, net through June 30, 2023, the maturity date of the term loan. The effective interest rate was 4.2% at September 30, 2016.

The credit agreement for the term loan contains customary reporting requirements, events of default and affirmative and negative covenants, including a financial covenant not to exceed a maximum leverage ratio measured each quarter through the term of the loan, as further described in the credit agreement. The financial covenant places restrictions concerning the Company’s ability to declare dividends and obtain additional financing, and requires that any proceeds from the sale of assets first be used to pay down the term loan. As of September 30, 2016, the Company was in compliance with the terms of the credit arrangement for the term loan.

The Company and certain subsidiaries have guaranteed the repayment of obligations under the credit agreement and have granted pledges of the shares of certain subsidiaries along with a security interest in certain other assets of the Company and certain subsidiaries as collateral.

Interest expense recognized on the term loans and revolving loans is included in interest expense, net in the condensed consolidated statements of income, and for the three and nine months ended September 30, 2016 and 2015 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Components of interest expense:
Contractual interest	$6.9	$11.0	$26.0	$29.4
Amortization of debt discount	0.1	1.0	2.0	2.3
Amortization of debt issuance cost	0.6	0.9	2.2	2.6
Interest expense	$7.6	$12.9	$30.2	$34.3

(8)

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(9)Accumulated Other Comprehensive Loss, Net

The following represents the changes in accumulated other comprehensive loss by component, net of tax (in millions):

Foreign currency
translation
adjustment
Balance at December 31, 2015	$(10.2)
Other comprehensive loss, net of tax	(19.7)
Balance at September 30, 2016	$(29.9)

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

Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s fair value hierarchy for those assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. Treasury securities	$—	$—	$—	$—
Trading securities:
U.S. Treasury securities	0.5	0.5	—	—
Total assets	$0.5	$0.5	$—	$—
Liabilities:
Contingent consideration liability to related party	$61.0	$—	$—	$61.0
Total liabilities	$61.0	$—	$—	$61.0

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. Treasury securities	$47.2	$47.2	$—	$—
Trading securities:
U.S. Treasury securities	0.5	0.5	—	—
Total assets	$47.7	$47.7	$—	$—
Liabilities:
Contingent consideration liability to related party	$65.4	$—	$—	$65.4
Total liabilities	$65.4	$—	$—	$65.4

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

Contingent consideration liability

The Company entered into a contingent consideration arrangement with the purchase of Hotspot from a related party on March 13, 2015. The fair value of this liability at September 30, 2016 was $61.0 million.  That value is based on estimates of discounted future cash payments, a significant unobservable input, and is considered a Level 3 measurement.

Fair Value of Financial Instruments

The following table presents the Company’s fair value hierarchy for those financial instruments held by the Company as of September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$69.1	$69.1	$—	$—
Restricted cash	1.8	1.8	—	—
Trading investments	0.5	0.5	—	—
Accounts receivable	135.6	—	135.6	—
Other receivables	2.1	—	2.1	—
Total assets	$209.1	$71.4	$137.7	$—
Liabilities:
Accounts payable	$39.5	$—	$39.5	$—
Section 31 fees payable	25.1	—	25.1	—
Contingent consideration liability to related party	61.0	—	—	61.0
Long-term debt	599.3	—	599.3	—
Total liabilities	$724.9	$—	$663.9	$61.0

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$75.1	$75.1	$—	$—
Trading investments	0.5	0.5	—	—
Available-for-sale investments	47.2	47.2	—	—
Accounts receivable	131.0	—	131.0	—
Other receivables	5.4	—	5.4	—
Total assets	$259.2	$122.8	$136.4	$—
Liabilities:
Accounts payable	$42.9	$—	$42.9	$—
Section 31 fees payable	93.0	—	93.0	—
Contingent consideration liability to related party	65.4	—	—	65.4
Long-term debt	677.6	—	677.6	—
Total liabilities	$878.9	$—	$813.5	$65.4

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other receivables, accounts payable and Section 31 fees payable approximate fair value due to their liquid or short-term nature.

Long-term debt

The carrying amount of long-term debt approximates its fair value based on quoted LIBOR at September 30, 2016 and December 31, 2015 and is considered a Level 2 measurement.

Information on Level 3 Financial Liabilities

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities during the nine months ended September 30, 2016.

	Level 3 Financial Liabilities for the Nine Months Ended September 30, 2016
	Balance at	Realized (gains)
	Beginning of	losses during		Balances at end
	Period	period	Settlements	of period
Liabilities
Contingent consideration liability to related party	$65.4	$2.2	$(6.6)	$61.0
Total Liabilities	$65.4	$2.2	$(6.6)	$61.0

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

•	The Global FX segment includes institutional spot FX services that occur on the Hotspot Platform. The Company acquired Hotspot on March 13, 2015.

Summarized financial data of reportable segments was as follows (in millions):

					Corporate
		European			items and
	U.S. Equities	Equities	U.S. Options	Global FX	eliminations	Total
Three months ended September 30, 2016
Revenues	$340.4	$24.0	$66.8	$10.4	$—	$441.6
Operating income (loss)	47.2	7.4	5.5	(0.3)	(4.2)	55.6

Three months ended September 30, 2015
Revenues	$377.6	$30.0	$74.3	$10.1	$—	$492.0
Operating income (loss)	43.8	9.0	3.7	(1.0)	(0.6)	54.9

					Corporate
		European			items and
	U.S. Equities	Equities	U.S. Options	Global FX	eliminations	Total
Nine months ended September 30, 2016
Revenues	$1,105.4	$82.5	$200.7	$29.8	$—	$1,418.4
Operating income (loss)	145.8	25.9	15.0	(3.3)	(7.5)	175.9

Nine months ended September 30, 2015
Revenues	$1,034.6	$90.1	$187.3	$23.2	$—	$1,335.2
Operating income (loss)	106.9	25.8	7.2	(4.0)	(0.9)	135.0

(10)

(12)Employee Benefit Plans

The Company offers a 401(k) retirement plan eligible to all U.S. employees. The Company matches participating employee contributions dollar for dollar of up to five percent of salary.  The Company’s contribution amounted to $0.4 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $1.4 million and $ 1.3 million for the nine months ended September 30, 2016 and 2015, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

BTL operates a stakeholder contribution plan and contributes to employee‑selected stakeholder contribution plans. The Company matches participating employee contributions of up to five percent of salary. All employees of BTL are eligible to participate. The Company’s contribution amounted to $0.1 million for both the three months ended September 30, 2016 and 2015, and $0.4 million for both the nine months ended September 30, 2016 and 2015. This expense is included in compensation and benefits in the condensed consolidated statements of income.

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

(13)Related Party Transactions

Certain related parties conduct trading activity through the Company. The extent of such activity is presented in the accompanying condensed consolidated statements of financial condition, income and cash flows.

Certain related parties also own certain percentages of the term loans outstanding.  As of September 30, 2016, $96.2 million of the Company’s outstanding term loans is held by related parties.

In March 2015, the Company entered into a Transaction Services Agreement (TSA) with an affiliate of a certain stockholder, the seller of Hotspot. In connection with this TSA, the following expenses were recorded in the condensed consolidated statements of income for the period indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Systems and data communication	$0.1	$0.2	$0.3	$0.4
Occupancy	—	—	—	0.1
General and administrative	—	0.2	0.1	0.4
Total	$0.1	$0.4	$0.4	$0.9

(14)Regulatory Capital

As a  broker‑dealer registered with the Securities and Exchange Commission (SEC), Trading is subject to the SEC’s Uniform Net Capital rule (Rule 15c3‑1), which requires the maintenance of minimum net capital, as defined. The SEC’s requirement also provides that equity capital may not be withdrawn or a cash dividend paid if certain minimum net capital requirements are not met. Trading computes the net capital requirements under the basic method provided for in Rule 15c3‑1.

As of September 30, 2016 and December 31, 2015, Trading is required to maintain net capital equal to the greater of 6.67% of aggregate indebtedness items, as defined, or $0.1 million. At September 30, 2016 and December 31, 2015, Trading had net capital of $6.1 million and $2.3 million, respectively, which was $5.5 million and $1.8 million, respectively, in excess of its required net capital of $0.6 million and $0.5 million, respectively.

As entities regulated by the Financial Conduct Authority (FCA), BTL is subject to the Financial Resource Requirement (FRR) and Chi-X Europe is subject to the Capital Resources Requirement (CRR). As a RIE, BTL computes its FRR in accordance with its Financial Risk Assessment, as agreed by the FCA. This FRR was $16.5 million at September 30, 2016 and $17.2 million at December 31, 2015. At September 30, 2016 and December 31, 2015, BTL had capital in excess of its required FRR of $24.3 million and $15.0 million, respectively.

As a Banks, Investment firms, PRUdential (BIPRU) 50k firm as defined by the Markets in Financial Instruments Directive of the FCA, Chi‑X Europe computes its CRR as the greater of the base requirement of $0.1 million at September 30, 2016 and December 31, 2015, or the summation of the credit risk, market risk and fixed overheads requirements, as defined. At both September 30, 2016 and December 31, 2015, Chi‑X Europe had capital in excess of its required CRR of $0.4 million.

(15)Stock-Based Compensation

The Company utilizes equity award programs for offering long‑term incentives to its employees. The equity incentives have been granted in the form of nonstatutory stock options and restricted stock. In conjunction with these programs, the Company recognized stock-based compensation expense of $2.1 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively, and $6.1 million and $4.2 million for the nine months ended September 30,

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

2016 and 2015, respectively. This expense is included in compensation and benefits in the condensed consolidated statements of income.

There are four equity incentive plans pursuant to which stock options and restricted stock have been granted: the Bats Global Markets, Inc. 2009 Stock Option Plan (2009 Plan), the Third Amended and Restated Bats Global Markets, Inc. 2012 Equity Incentive Plan (2012 Plan), the Bats Global Markets, Inc. 2016 Omnibus Incentive Plan (Omnibus Plan) and the Bats Global Markets, Inc. Non-Employee Directors Compensation Plan (Directors Plan). Options and restricted stock granted under these plans generally vest over four years except for the Directors Plan, which generally vest over one year. Options granted under the 2009 Plan and 2012 Plan have ten‑year contractual terms. Pursuant to the 2009 Plan, 2012 Plan, Omnibus Plan and Directors Plan, the Company is authorized to grant restricted stock or stock options up to 6,388,663, 3,710,250, 4,074,000 and 291,000 shares, respectively.

No new awards may be made under the 2009 Plan or the 2012 Plan. The Company has adopted the Omnibus Plan and Directors Plan for future awards.

Stock Options

Summary stock option activity is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	term (years)	value
Outstanding, December 31, 2015	1,946,038	$9.56	5.5	$12,098,084
Exercised	—
Outstanding and expected to vest, September 30, 2016	1,946,038	$9.56	4.6	$39,873,398
Exercisable at September 30, 2016	1,466,892	$8.59	3.4	$31,473,968

Summary of the status of nonvested options is presented below:

		Weighted
		average grant-
Nonvested options	Options	date fair value
December 31, 2015 – Nonvested	479,146	$4.64
Vested	—	—
Granted	—	—
September 30, 2016 – Nonvested	479,146	$4.64

Restricted Stock

Summary restricted stock activity is presented below:

		Weighted
		average
	Number of	grant date
	shares	fair value
Nonvested stock at December 31, 2015	887,778	$14.23
Granted	727,877	16.32
Vested	(32,084)	13.21
Forfeited	(3,375)	15.69
Nonvested stock at September 30, 2016	1,580,196	$15.21

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

The total unrecognized compensation expense related to nonvested restricted stock is approximately $18.5 million, which will be recognized over a weighted average remaining period of 2.8 years.

The Company purchased 11,718 treasury shares for $0.3 million during the nine months ended September 30, 2016, as the result of 31,393 shares of restricted stock vesting to satisfy the employee income tax withholdings upon exercise.

(16)Income Taxes

The Company records income tax expense during interim periods based on the best estimate of the full year’s tax rate as adjusted for discrete items, if any, that are taken into account in the relevant interim period.  Each quarter, the Company updates its estimate of the annual effective tax rate and any change in the estimated rate is recorded on a cumulative basis.  The effective tax rate from continuing operations was 41.2% and 40.5% for the three months ended September 30, 2016 and 2015, respectively.    The increase in the three months ended September 30, 2016 against the comparable period in the prior year was due to an increase in non-deductible expenses and unrecognized tax benefits partially offset by a lower effective state tax rate.  The effective tax rate from continuing operations was 41.1% and 41.5% for the nine months ended September 30, 2016 and 2015, respectively.  The decrease was due to a lower overall effective state tax rate.

(17)Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share, after giving effect to the 1-for-2.91 stock split (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$28.5	$25.3	$76.5	$60.5
Denominator:
Weighted average common shares outstanding for basic earnings per share	94.8	94.6	94.8	94.5
Weighted average effect of dilutive securities:
Stock options and restricted stock	2.0	0.8	1.6	0.7
Denominator for diluted earnings per share	96.8	95.4	96.4	95.2
Basic and diluted earnings per share:
Basic earnings per share	$0.30	$0.27	$0.81	$0.64
Diluted earnings per share	$0.29	$0.27	$0.79	$0.64

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

On April 18, 2014, the City of Providence, Rhode Island filed a securities class action lawsuit in the Southern District of New York against Bats and Direct Edge, as well as 14 other securities exchanges. The action purports to be brought on behalf of all public investors who purchased and/or sold shares of stock in the United States between April 18, 2009 and the present on a registered public stock exchange (Exchange Defendants) or a United States-based alternate trading venue and were injured as a result of the misconduct detailed in the complaint, which includes allegations that the defendants

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

committed fraud through a variety of business practices associated with, among other things, what is commonly referred to as high frequency trading.  On May 2, 2014 and May 20, 2014, American European Insurance Company and Harel Insurance Co., Ltd. each filed substantially similar class action lawsuits against the Exchange Defendants which were ultimately consolidated with the City of Providence, Rhode Island securities class action lawsuit. On June 18, 2015, Judge Jesse Furman of the Southern District of New York held oral argument on the pending Motion to Dismiss and thereafter, on August 26, 2015, the Court issued an Opinion and Order granting Defendant’s Motion to Dismiss, dismissing the Complaint in full. Plaintiff filed a Notice of Appeal of the dismissal on September 24, 2015 and its appeal brief on January 7, 2016.  Respondent’s brief was filed on April 7, 2016 and oral argument was held on August 24, 2016. Given the preliminary nature of the proceedings, the Company is unable to estimate what, if any, liability may result from this litigation. However, the Company believes that the claims are without merit and intends to litigate the matter vigorously.

On May 23, 2014 and May 30, 2014, Harold R. Lanier filed three class action lawsuits in the Southern District of New York against Bats and other securities exchanges.  The complaints were identical in all substantive respects, but each related to the dissemination of market data under a different market system – (i) the NASDAQ UTP Plan Market System; (ii) the OPRA Market System; and (iii) the Consolidated Quotation System and the Consolidated Tape System.  Each of the actions purported to be brought on behalf of all subscribers who entered into contracts with the exchanges for the receipt of market data and were injured as a result of the misconduct detailed in the complaints, which includes allegations that the defendants did not provide market data services in a non-discriminatory manner or provide subscribers with “valid” data (i.e., data that is accurate and not stale).  On January 16, 2015, Judge Katherine Forrest of the Southern District of New York held oral argument on the pending Motion to Dismiss and thereafter, on April 28, 2015, the Court filed an Opinion and Order granting the exchange defendants’ Motion to Dismiss, terminating all three class action lawsuits with prejudice.  On May 20, 2015, Plaintiff filed a Notice of Appeal of the dismissal and on September 1, 2015, Appellant filed its appeal brief. Respondent’s brief was filed on November 24, 2015 and Appellant’s reply brief was filed on December 8, 2015.  Oral argument was held on March 3, 2016.  On September 23, 2016, the Court filed a Judgment affirming the District Court’s dismissal of all three class action lawsuits.  Appellant thereafter filed a petition for a rehearing before the panel or the entire appellate court on October 7, 2016.  Given the preliminary nature of the proceedings, the Company is unable to estimate what, if any, liability may result from this litigation.  However, the Company believes that the claims are without merit and intends to litigate the matter vigorously.

Securities Industry and Financial Markets Association (SIFMA) has filed a number of denial of access applications with the SEC to set aside proposed rule changes to establish or modify fees for Bats market data products and related services.  Each application is being held in abeyance pending a decision on a separate SIFMA denial of access application held before the SEC’s Chief Administrative Law Judge, (ALJ), regarding fees proposed by Nasdaq and the NYSE for their respective market data products. On June 1, 2016, the ALJ issued a decision rejecting SIFMA’s denial of access challenge to the Nasdaq and NYSE fees at issue, concluding that the exchanges do not enjoy monopoly pricing power over their depth of book feeds. On July 19, 2016, SIFMA petitioned the SEC for review of the ALJ decision.  An adverse ruling in that matter could cause the SEC to more closely examine exchange market data fees, which in turn could result in the Company having to reduce the fees it charges for market data.

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

(19)Subsequent Events

On November 2, 2016, the Board of Directors declared a regular quarterly cash dividend of $0.08 per share on the Company’s outstanding common stock, which is payable on December 13, 2016, to stockholders of record at the close of business on November 30, 2016.

Bats Global Markets, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

There have been no additional subsequent events that would require disclosure in, or adjustment to, the condensed consolidated financial statements as of and for the quarter ended September 30, 2016.

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

On September 25, 2016, we entered into an Agreement and Plan of Merger (the Merger Agreement) with CBOE Holdings, Inc. (CBOE Holdings) under which CBOE Holdings agreed to acquire us in a cash and stock transaction valued at approximately $3.2 billion (based on the closing price of CBOE Holdings’ common stock on September 23, 2016). The Merger Agreement also contains an election procedure allowing each of our stockholders to seek all cash or all stock, subject to proration and adjustment. The Merger Agreement has been approved by the board of directors of each company by unanimous votes. The transaction is subject to certain regulatory approvals and other customary closing conditions and is expected to close in the first half of 2017.

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

•	June 2016: Bats Europe launched a U.K.-focused benchmark index series successfully.

•	September 2016: Signed an agreement to merge with CBOE Holdings, Inc.

•	November 2016: Acquired Javelin.

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

•

the demand for the U.S. tape plan market data distributed by the Securities Information Processor (SIP), which determines the pool size of the industry market data revenue we receive based on our market share;

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

Recently, volumes in institution spot FX trading have been lower than expected when we purchased Bats Hotspot. If these trends continue, the future fair value of our goodwill related to that acquisition could be affected. Should this continue over an extended period of time, or should other events occur indicating the carrying value of the goodwill might be impaired, we would test the goodwill for impairment and recognize any impairment loss to the extent that the carrying amount exceeds the fair value.  We will continue to monitor institution spot FX trading volumes and other factors in order to determine if there are any indications of impairment prior to the planned annual impairment test in December.

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

On June 23, 2016, the U.K. voted to leave the European Union (E.U.) in a referendum (the Brexit Vote).  At this stage, both the terms and the timing of the U.K.'s exit from the E.U. are unclear, and it is unlikely to be before the first quarter of 2019.  Moreover, the nature of the relationship of the U.K. with the remaining E.U. member states has yet to be discussed and negotiations with the E.U. on the terms of the exit have yet to commence.  This brings economic, market, with legal and regulatory uncertainties until the terms of the exit can be defined in the coming years.

Financial Summary

The following summarizes changes in financial performance for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase/	Percent	Nine Months Ended September 30,		Increase/	Percent
	2016	2015	(Decrease)	Change	2016	2015	(Decrease)	Change
	(in millions, except trading days, percentages and as noted below)				(in millions, except trading days, percentages and as noted below)
Total revenues	$441.6	$492.0	$(50.4)	(10.2%)	$1,418.4	$1,335.2	$83.2	6.2%
Total cost of revenues	332.8	388.0	(55.2)	(14.2%)	1,087.9	1,049.4	38.5	3.7%
Revenues less cost of revenues	108.8	104.0	4.8	4.6%	330.5	285.8	44.7	15.6%
Total operating expenses	53.2	49.1	4.1	8.4%	154.6	150.8	3.8	2.5%
Operating income	55.6	54.9	0.7	1.3%	175.9	135.0	40.9	30.3%
Income before income tax provision	48.5	42.5	6.0	14.1%	129.8	103.4	26.4	25.5%
Income tax provision	20.0	17.2	2.8	16.3%	53.3	42.9	10.4	24.2%
Net income	$28.5	$25.3	$3.2	12.6%	$76.5	$60.5	$16.0	26.4%
Basic earnings per share	$0.30	$0.27	$0.03	11.1%	$0.81	$0.64	$0.17	26.6%
Diluted earnings per share	0.29	0.27	0.02	7.4%	0.79	0.64	0.15	23.4%
Organic net revenue (1)	108.8	104.0	4.8	4.6%	320.1	283.4	36.7	12.9%
EBITDA(2)	66.3	65.9	0.4	0.6%	190.9	166.1	24.8	14.9%
EBITDA margin(3)	60.9%	63.4%	(2.5%)	*	57.8%	58.1%	-0.3%	*
Normalized EBITDA(2)	$70.8	$67.3	$3.5	5.2%	$217.6	$172.5	$45.1	26.1%
Normalized EBITDA margin(4)	65.1%	64.7%	0.4%	*	65.8%	60.4%	5.4%	*
Adjusted earnings(5)	$35.3	$30.3	$5.0	16.5%	$104.8	$75.0	$29.8	39.7%
Diluted weighted average shares outstanding	96.8	95.4	1.4	1.5%	96.4	95.2	1.2	1.3%
Diluted adjusted earnings per share	$0.36	$0.32	$0.04	12.5%	$1.09	$0.79	$0.30	38.0%
U.S. Equities:
Average Daily Volume (ADV):
Matched shares ADV (in billions)	1.4	1.6	(0.2)	(12.5)%	1.6	1.5	0.1	6.7%
Routed shares ADV (in billions)	0.1	0.1	—	—	-	-	—	—
Total touched shares ADV (in billions)	1.5	1.7	(0.2)	(11.8)%	1.6	1.5	0.1	6.7%
Market ADV (in billions)	6.6	7.3	(0.7)	(9.6)%	7.4	6.9	0.5	7.2%
Trading days	64	64	—	0.0%	189	188	1	0.5%
Bats ETPs (in billions of shares)	20.5	27.8	(7.3)	(26.3%)	76.0	68.0	8.00	11.8%
Bats ETPs: launches (number of launches)	11	—	11	*	47	7	40	571.4%
Bats ETPs: listings (number of listings)	103	33	70	212.1%	103	33	70	212.1%
European Equities (in billions of ADNV)
Average Daily Notional Value (ADNV):
Matched and touched ADNV (in billions)	€9.2	€12.1	€(2.9)	(24.0)%	€10.8	€12.7	€(1.9)	(15.0)%
Market ADNV (in billions)	39.8	49.7	(9.9)	(19.9)%	46.6	52.4	(5.8)	(11.1)%
Trading days	66	66	—	—	193	192	1	0.5%

Average Euro/British pound exchange rate	£0.848	£0.717	£0.131	18.3%	£0.800	£0.727	£0.073	10.0%
U.S. Options:
ADV:
Matched contracts	1.7	1.9	(0.2)	(10.5)%	1.7	1.6	0.1	6.2%
Routed contracts	—	—	—	*	—	—	—	*
Total touched contracts	1.7	1.9	(0.2)	(10.5)%	1.7	1.6	0.1	6.2%
Market ADV	15.1	17.8	(2.7)	(15.2)%	15.8	16.3	(0.5)	(3.1)%
Trading days	64	64	—	—	189	188	1	0.5%
Global FX:
ADNV (in billions)	$25.7	$25.9	$(0.2)	(0.8)%	$27.0	$26.9	$0.1	0.4%
Trading days	66	66	—	*	195	144	51	35.4%
Market share:
U.S. Equities	20.8%	21.7%	(0.9%)	*	20.8%	21.1%	(0.3%)	*
ETPs	24.2%	22.9%	1.3%	*	25.1%	22.4%	2.7%	*
ETPs: launches	16.4%	0.0%	16.4%	*	24.6%	3.3%	21.3%	*
ETPs: listings	5.3%	1.8%	3.5%	*	5.3%	1.8%	3.5%	*
European Equities	23.0%	24.4%	(1.4%)	*	23.2%	24.2%	(1.0%)	*
U.S. Options	11.0%	10.9%	0.1%	*	11.0%	9.9%	1.1%	*
Net capture:
U.S. Equities (net capture per one hundred touched shares) (6)	$0.022	$0.020	$0.002	10.0%	$0.021	$0.021	$—	—
European Equities (net capture per matched notional value in basis points) (7)	0.156	0.134	0.022	16.4%	0.150	0.132	0.018	13.6%
U.S. Options (net capture per touched contract) (8)	$0.059	$0.027	$0.032	118.5%	$0.053	$0.024	$0.029	120.8%
Global FX (net capture per one million dollars traded) (9)	$2.70	$2.95	$(0.25)	(8.5)%	$2.68	$3.00	$(0.32)	(10.7)%
Average British pound/U.S. dollar exchange rate	$1.313	$1.532	$(0.219)	(14.3)%	$1.393	$1.532	$(0.139)	(9.1)%

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

The following is a reconciliation of revenues less cost of revenues to organic net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues less cost of revenues	$108.8	$104.0	$330.5	$285.8
Recent acquisitions:
Global FX revenues less cost of revenues (for the three months ended March 31, 2016 and 2015)	—	—	(10.4)	(2.4)
Organic net revenue	$108.8	$104.0	$320.1	$283.4
(2)

EBITDA is defined as income before interest, income taxes, depreciation and amortization. Normalized EBITDA is defined as EBITDA before acquisition-related costs, IPO costs, tax restructuring costs, loss on extinguishment of debt, debt restructuring costs and gain on extinguishment of revolving credit facility. EBITDA and Normalized EBITDA do not represent, and should not be considered as, alternatives to net income or cash flows from operations, each as determined in accordance with U.S. GAAP. We have presented EBITDA and Normalized EBITDA because we consider them important supplemental measures of our performance and believe that they are frequently used by analysts, investors and other interested parties in the evaluation of companies. In addition, we use Normalized EBITDA as a measure of operating performance for preparation of our forecasts, evaluating our leverage ratio for the debt to earnings covenant included in our outstanding credit facility and calculating employee and executive bonuses. Other companies may calculate EBITDA and Normalized EBITDA differently than we do. EBITDA and Normalized EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under U.S. GAAP.

The following is a reconciliation of net income to EBITDA and Normalized EBITDA:

	Three Months Ended September 30,
	2016						2015
	U.S. Equities	European Equities	U.S. Options	Global FX	Corporate	Total	U.S. Equities	European Equities	U.S. Options	Global FX	Corporate	Total

Net income (loss)	$46.6	$6.2	$5.5	$(0.3)	$(29.5)	$28.5	$43.3	$9.6	$3.7	$(1.0)	$(30.3)	$25.3
Interest	—	—	—	—	7.4	7.4	—	—	—	—	12.9	12.9
Income tax provision	0.6	1.5	—	—	17.9	20.0	0.5	—	—	—	16.7	17.2
Depreciation and amortization	4.3	1.5	0.5	4.1	—	10.4	4.6	2.0	0.5	3.4	—	10.5
EBITDA	51.5	9.2	6.0	3.8	(4.2)	66.3	48.4	11.6	4.2	2.4	(0.7)	65.9
Acquisition-related costs	—	—	—	0.6	3.4	4.0	(0.8)	—	—	1.7	—	0.9
IPO costs	—	—	—	—	0.3	0.3	—	—	—	—	0.5	0.5
Tax restructuring costs	—	—	—	—	0.2	0.2	—	—	—	—	—	—
Normalized EBITDA	$51.5	$9.2	$6.0	$4.4	$(0.3)	$70.8	$47.6	$11.6	$4.2	$4.1	$(0.2)	$67.3

	Nine Months Ended September 30,
	2016						2015
	U.S. Equities	European Equities	U.S. Options	Global FX	Corporate	Total	U.S. Equities	European Equities	U.S. Options	Global FX	Corporate	Total

Net income (loss)	$143.5	$22.0	$15.0	$(3.2)	$(100.8)	$76.5	$106.4	$26.8	$7.2	$(3.6)	$(76.3)	$60.5
Interest	—	—	—	—	29.9	29.9	—	—	—	—	34.2	34.2
Income tax provision	2.3	5.3	—	—	45.7	53.3	0.6	—	—	—	42.3	42.9
Depreciation and amortization	12.8	4.6	1.5	12.3	—	31.2	13.8	6.2	1.4	7.1	—	28.5
EBITDA	158.6	31.9	16.5	9.1	(25.2)	190.9	120.8	33.0	8.6	3.5	0.2	166.1
Acquisition-related costs	0.2	—	—	2.3	3.4	5.9	0.2	—	—	6.4	(0.2)	6.4
IPO costs	—	—	—	—	3.0	3.0	—	—	—	—	0.5	0.5
Tax restructuring costs	—	—	—	—	0.2	0.2	—	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	17.6	17.6	—	—	—	—	—	—
Debt restructuring	—	—	—	—	—	—	—	—	—	—	0.5	0.5
Gain on extinguishment of revolving credit facility	—	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Normalized EBITDA	$158.8	$31.9	$16.5	$11.4	$(1.0)	$217.6	$121.0	$33.0	$8.6	$9.9	$(0.0)	$172.5

(3)EBITDA margin represents EBITDA divided by revenues less cost of revenues.

(4)Normalized EBITDA margin represents Normalized EBITDA divided by revenues less cost of revenues.

(5)Adjusted earnings is defined as net income adjusted for amortization, acquisition-related costs, IPO costs, tax restructuring costs, loss on extinguishment of debt, debt restructuring costs and gain on extinguishment of revolving credit facility, net of the income tax effects of these adjustments. Adjusted earnings does not represent, and should not be considered as, an alternative to net income, as determined in accordance with U.S. GAAP. We have presented Adjusted earnings because we consider it an important supplemental measure of our performance and we use it as the basis for monitoring our own core operating financial performance relative to other operators of electronic exchanges. We also believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies. We believe that investors may find this non-GAAP measure useful in evaluating our performance compared to that of peer companies in our industry. Other companies may calculate Adjusted earnings differently than we do. Adjusted earnings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.

The following is a reconciliation of net income to Adjusted earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$28.5	$25.3	$76.5	$60.5
Amortization	6.8	7.1	20.5	18.4
Acquisition-related costs	4.0	0.9	5.9	6.4
IPO costs	0.3	0.5	3.0	0.5
Loss on extinguishment of debt	—	—	17.6	—
Debt restructuring costs	—	—	—	0.5
Gain on extinguishment of revolving credit facility	—	—	—	(1.0)
Tax restructuring costs	0.2	—	0.2	—
Tax effects of adjustments	(4.5)	(3.5)	(18.9)	(10.3)
Adjusted earnings	$35.3	$30.3	$104.8	$75.0

(6)net capture per one hundred touched shares refers to annual transaction fees less liquidity payments and routing and clearing costs divided by the product of one-hundredth ADV of touched shares on BZX, BYX, EDGX and EDGA and the number of trading days.

(7)net capture per matched notional value refers to annual transaction fees less liquidity payments in British pounds divided by the product of ADNV in British pounds of shares matched on Bats Europe and the number of trading days.

(8)net capture per touched contract refers to annual transaction fees less liquidity payments and routing and clearing costs divided by the product of ADV of touched contracts and the number of trading days.

(9)net capture per one million dollars traded refers to annual transaction fees less liquidity payments, if any, divided by the product of one-thousandth of ADNV traded on the Bats Hotspot FX market and the number of trading days, divided by two, which represents the buyer and seller that are both charged on the transaction.

Revenues

Total revenues decreased in the three months ended September 30, 2016, primarily as a result of lower transaction fees due to a 9.6% decrease in U.S. equities market ADV compared to the same period of 2015.  For the nine months ended September 30, 2016, total revenues increased primarily driven by a 7.2% increase in U.S. equities market ADV compared to the same period of 2015. The following summarizes changes in revenues for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015:

Three Months Ended September 30,		Increase/	Percent	Nine Months Ended September 30,		Increase/	Percent
2016	2015	(Decrease)	Change	2016	2015	(Decrease)	Change

	(in millions, except percentages)				(in millions, except percentages)
Transaction fees	$307.1	$361.8	$(54.7)	(15.1)%	$1,011.1	$970.1	$41.0	4.2%
Regulatory transaction fees	71.8	73.2	(1.4)	(1.9)%	222.8	207.0	15.8	7.6%
Market data fees	36.4	35.2	1.2	3.4%	110.1	99.4	10.7	10.8%
Connectivity fees and other	26.3	21.8	4.5	20.6%	74.4	58.7	15.7	26.7%
Total revenues	$441.6	$492.0	$(50.4)	(10.2)%	$1,418.4	$1,335.2	$83.2	6.2%

Transaction Fees

Transaction fees decreased for the three months ended September 30, 2016 compared to the same period in 2015 primarily driven by our U.S. Equities segment.  For the three months ended September 30, 2016, the U.S. Equities segment transaction fees decreased $54.7 million compared to the three months ended September 30, 2015, primarily due to decreased market ADV of 6.6 billion shares for the three months ended September 30, 2016 compared to an ADV of 7.3 billion shares for the three months ended September 30, 2015, a decline of 9.6%. The U.S. Options segment contributed $8.5 million to the decrease, primarily driven by decreased market ADV of 15.1 million contracts in the three months ended September 30, 2016 compared to 17.8 million contracts in the three months ended September 30, 2015, a decline of 15.2%. European Equities transaction fees decreased $6.3 million primarily driven by a 19.9% decrease in ADNV compared to the same period in 2015, and a decrease in the average exchange rate of the British pound to the U.S. dollar decreasing transaction fees by $3.4 million in the three months ended September 30, 2016.  Global FX transaction fees decreased $1.0 million compared to the same period in 2015 due to an 8.5% decrease in net capture in the three months ended September 30, 2016.

For the nine months ended September 30, 2016, U.S. Equities market ADV increased 7.2% to 7.4 billion shares, contributing $37.8 million to transaction fees compared to the same period in 2015. The U.S. Options segment contributed $8.3 million to the increase primarily driven by an increase in market share from 9.9% in 2015 to 11.0% in 2016. The Global FX segment also contributed $5.0 million to the increase in 2016 revenues compared to 2015 due to the Bats Hotspot Acquisition in March 2015. The decrease in the average exchange rate of the British pound to the U.S. dollar contributed $6.4 million to the decrease in transaction fees from the European Equities segment from 2015 to 2016. Also contributing to the decrease was an 11.1% decrease in market ADNV from 2015 to 2016.

Regulatory Transaction Fees

Regulatory transaction fees decreased for the three months ended September 30, 2016, compared to the same period in 2015 primarily due to a 12.5% decrease, in U.S. Equities matched shares ADV. For the nine months ended September 30, 2016, regulatory transaction fees increased compared to 2015 driven primarily by a 6.7% increase in U.S. Equities matched shares ADV.

Market Data Fees

Market data fees increased in the three months ended September 30, 2016 compared to the same period in 2015 primarily due to pricing changes in U.S. Equities proprietary market data implemented in the first quarter 2016 which contributed $1.9 million to this increase. This was offset by a decrease in industry market data fees from the U.S. tape plan due to a slight decrease in U.S. Equities market share from 21.7% in the three months ended September 30, 2016 to 20.8% in the same period in 2015.

Market data fees increased in the nine months ended September 30, 2016 compared to the same period in 2015 due to pricing changes in proprietary market data implemented in the third quarter of 2015 and first quarter of 2016 which contributed  $7.4 million, an audit recovery of $1.4 million received from the U.S. Tape Plan in the first quarter 2016 and increased U.S. Options market share from 9.9% in 2015 to 11.0% in 2016 contributing $0.7 million in the nine months ended September 30, 2016.

Connectivity Fees and Other

Connectivity fees and other revenues increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to U.S. Options and Global FX pricing changes to logical ports in the fourth quarter of 2015 and the third quarter of 2016 contributing $1.1 million and $1.2 million, respectively, to revenues in the three months ended September 30, 2016, and $2.9 million and $1.2 million to revenues in the nine months ended September 30, 2016, respectively. Also contributing to the increase was incremental revenue from the ETF.com acquisition in April 2016 of $1.0 million in the three months ended September 30, 2016 and $1.7 million in the nine months ended September 30, 2016.

Cost of Revenues

Cost of revenues decreased in the three months ended September 30, 2016 compared to the same period in 2015 primarily due to a 9.6% decrease in U.S. equities market ADV. Our U.S. Options segment market ADV also decreased 15.2% for the three months ended September 30, 2016 compared to the same period in 2015. Cost of revenues increased in the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to an 7.2% increase in U.S. Equities market ADV which increased liquidity payments by $37.0 million.

The following summarizes changes in cost of revenues for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015:

	Three Months Ended September 30,		Increase/	Percent	Nine Months Ended September 30,		Increase/	Percent
	2016	2015	(Decrease)	Change	2016	2015	(Decrease)	Change
	(in millions, except percentages)				(in millions, except percentages)
Liquidity payments	$250.8	$302.1	$(51.3)	(17.0)%	$832.5	$805.7	$26.8	3.3%
Section 31 fees	71.8	73.2	(1.4)	(1.9)%	222.8	207.0	15.8	7.6%
Routing and clearing	10.2	12.7	(2.5)	(19.7)%	32.6	36.7	(4.1)	(11.2)%
Total cost of revenues	$332.8	$388.0	$(55.2)	(14.2)%	$1,087.9	$1,049.4	$38.5	3.7%

Liquidity Payments

Liquidity payments decreased in the three months ended September 30, 2016 compared to the same period in 2015 with the U.S. Equities segment contributing $35.2 million to the decrease, primarily driven by a 9.6% decrease in market ADV. The U.S. Options segment liquidity payments decreased $11.4 million driven by decreased market ADV of 15.2% compared to the same period in 2015. The European Equities segment contributed $4.7 million to the decrease due to a decrease in market ADNV of 19.9% and the decrease in the average exchange rate of the British pound to U.S. dollar over this period.

Liquidity payments increased in the nine months ended September 30, 2016 compared to the same period in 2015 with the U.S. Equities segment contributing $37.0 million to the increase, driven by a 7.2% increase in market ADV. This was offset by a decrease in U.S. Options segment liquidity payments of $1.2 million, primarily driven by a 3.1% decrease in market ADV. The European Equities segment also decreased $9.0 million due to decreased market ADNV of 11.1% and a decrease in the average exchange rate of the British pound to U.S. dollar, which decreased liquidity payments $6.3 million and $2.8 million, respectively, for the nine months ended September 30, 2016 compared to the same period in 2015.

Section 31 Fees

Section 31 fees decreased for the three months ended September 30, 2016, compared to the same periods in 2015, primarily due to a 12.5% decrease, in U.S. Equities matched shares ADV. For the nine months ended September 30, 2016, regulatory transaction fees increased compared to 2015 driven primarily by a 6.7% increase in U.S. Equities matched shares ADV.

Routing and Clearing

The decrease in routing and clearing fees for the three and nine months ended September 30, 2016 was driven by a 17.2% decrease and 17.1% decrease of routed and clearing fees per routed contract in our U.S. Options segment respectively compared to the same period in 2015.

Revenues Less Cost of Revenues

Revenues less cost of revenues increased in the three months ended September 30, 2016 compared to the same period in 2015 primarily due to a 118.5% increase in U.S. Options net capture contributing $2.9 million, pricing changes of U.S. Options and Global FX connectivity fees in the fourth quarter of 2015 and the third quarter of 2016, respectively, contributing $2.3 million, and pricing changes to U.S. Equities proprietary market data in the first quarter of 2016 contributing $1.9 million in the three months ended September 30, 2016. These were offset by a 9.6% decrease in U.S. Equities market ADV, contributing $1.3 million to the decrease, and the decrease of the in the average exchange rate of the British pound to U.S. dollar, which decreased revenues less cost of revenues by $1.9 million.

Revenues less cost of revenues increased in the nine months ended September 30, 2016, compared to the same period in 2015 primarily as a result of a 120% increase in U.S. Options net capture contributing $10.0 million, the pricing changes to U.S. Options and Global FX connectivity fees and U.S. Equities proprietary market data contributing $12.5 million and $7.4 million, respectively, a 7.2% increase in U.S. Equities market ADV that contributed $7.7 million to the increase and an additional $10.0 million from the additional quarter of Bats Hotspot activity in 2016. Bats Hotspot was acquired on March 13, 2015.

The following tables summarize the components of revenues less cost of revenues for the three and nine months ended September 30, 2016, presented as a percentage of revenues less cost of revenues and compared to the three and nine months ended September 30, 2015:

				Percentage of Revenues Less Cost of Revenues
	Three Months Ended September 30,		Percent	Three Months Ended September 30,
	2016	2015	Change	2016	2015
	(in millions)
Transaction fees less liquidity payments and routing and clearing costs	$46.1	$47.0	(1.9)%	42.4%	45.2%
Market data fees	36.4	35.2	3.4%	33.5%	33.8%
Connectivity fees	26.3	21.8	20.6%	24.1%	21.0%
Revenues less cost of revenues	$108.8	$104.0	4.6%	100.0%	100.0%

				Percentage of Revenues Less Cost of Revenues
	Nine Months Ended September 30,		Percent	Nine Months Ended September 30,
	2016	2015	Change	2016	2015
	(in millions)
Transaction fees less liquidity payments and routing and clearing costs	$146.0	$127.7	14.3%	44.2%	44.7%
Market data fees	110.1	99.4	10.8%	33.3%	34.8%
Connectivity fees	74.4	58.7	26.7%	22.5%	20.5%
Revenues less cost of revenues	$330.5	$285.8	15.6%	100.0%	100.0%

Fluctuations in Revenues Less Cost of Revenues

Fluctuations in revenues less cost of revenues are driven by various factors. Volume variances are driven by changes in overall industry volume and our share of those volumes, while net capture variances are driven primarily by pricing changes. The following table summarizes the fluctuations in revenues less cost of revenues for the three and nine months ended September 30, 2016 compared to the same periods in 2015, and attributes the fluctuations to various sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
		Percentage		Percentage
	Total	of Total	Total	of Total
	(in millions)		(in millions)

Market volume	$(4.3)	(89.6%)	$13.3	29.8%
Market share	(1.2)	(25.0%)	0.5	1.1%
Net capture	5.9	122.9%	11.5	25.7%
Connectivity	5.7	118.8%	21.3	47.7%
Average British pound/U.S. dollar exchange rate	(2.9)	(60.4%)	(5.0)	(11.2)%
Other	1.6	33.3%	3.1	6.9%
Revenues less cost of revenues	$4.8	100.0%	$44.7	100.0%

Transaction Fees Less Liquidity Payments and Routing and Clearing Costs

Transaction fees less liquidity payments and routing and clearing costs increased in the three months ended September 30, 2016 compared to the same period in 2015 primarily driven by an increase in U.S. Options net capture from $0.027 per contract for the three months ended September 30, 2015 to $0.059 per contract for the three months ended September 30, 2016. This was offset by a $1.9 million decrease due to the lower average exchange rate of the British pound to U.S. dollar, reflected in our European Equities segment, a $1.3 million decrease due to a 9.6% decrease in U.S. Equities market ADV and a $1.0 million decrease in our Global FX segment due to an 8.5% decrease in net capture.

Transaction fees less liquidity payments and routing and clearing costs increased in the nine months ended September 30, 2016 compared to the same period in 2015 primarily driven by an increase in U.S. Options net capture from $0.024 per contract in 2015 to $0.053 per contract in 2016 that resulted in a $10.0 million increase to transaction fees less liquidity payments and routing and clearing costs. Also contributing to the increase was a 7.2% increase in U.S. Equities market ADV that contributed $4.3 million and Global FX revenue of $5.0 million due to the Bats Hotspot Acquisition in first quarter 2015.  Offsetting these increases was a $3.6 million decrease due to the decreased value of the British pound in 2016.

Market Data Fees

Market data fees increased in the three months ended September 30, 2016 compared to the same period in 2015 primarily due to pricing changes in U.S. Equities proprietary market data that were implemented in the first quarter of 2016 which contributed $1.9 million to this increase. This was offset by a decrease in industry market data fees from the U.S. tape plan, due to a slight decrease in U.S. Equities market share from 21.7% in the three months ended September 30, 2015 to 20.8% in the same period in 2016.

Market data fees increased in the nine months ended September 30, 2016 compared to the same period in 2015 due to pricing changes in proprietary market data that were implemented in the third quarter of 2015 and first quarter of 2016 which contributed  $7.4 million, an audit recovery of $1.4 million received from the U.S. Tape Plan in the first quarter 2016 and increased U.S. Options market share from 9.9% in 2015 to 11.0% in 2016 contributing $0.7 million in the nine months ended September 30, 2016.

Connectivity Fees

Connectivity fees and other revenues increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to U.S. Options and Global FX pricing changes to logical ports in the fourth quarter of 2015 and the third quarter of 2016, respectively, contributing $1.1 million and $1.2 million, respectively, to the three months ended September 30, 2016, and $2.9 million and $1.2 million to the nine months ended September 30, 2016, respectively.

Operating Expenses

Total operating expenses increased slightly in the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. For the three months ended September 30, 2016, operating expenses increased 4.9%, primarily driven by increased professional fees related to the planned merger with CBOE Holdings and compensation and benefits due to an increased global headcount of 16.0% from December 31, 2015 to September 30, 2016. For the nine months ended September 30, 2016, operating expenses increased 1.4%, primarily driven by the Direct Edge acquisition synergies recognized in systems and data communication expenses offset by increased compensation and benefits expenses due to the Bats Hotspot acquisition in March 2015 and an increased global headcount of 16.0% from December 31, 2015 to September 30, 2016. The following summarizes changes in operating expenses for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015

	Three Months Ended September 30,		Increase/	Percent	Nine Months Ended September 30,		Increase/	Percent
	2016	2015	(Decrease)	Change	2016	2015	(Decrease)	Change
	(in millions, except percentages)				(in millions, except percentages)
Operating expenses:
Compensation and benefits	$23.6	$20.9	$2.7	12.9%	$68.7	$58.4	$10.3	17.6%
Depreciation and amortization	10.4	10.5	(0.1)	(1.0)%	31.2	28.5	2.7	9.5%
Systems and data communication	4.5	5.0	(0.5)	(10.0)%	13.5	21.4	(7.9)	(36.9)%
Occupancy	0.7	0.7	—	—	2.1	2.4	(0.3)	(12.5)%
Professional and contract services	5.4	1.8	3.6	200.0%	10.5	8.9	1.6	18.0%
Regulatory costs	2.8	2.9	(0.1)	(3.4)%	8.6	8.6	-	0.0%
Change in fair value of contingent consideration liability	0.5	1.7	(1.2)	(70.6)%	2.2	1.7	0.5	29.4%
General and administrative	5.3	5.6	(0.3)	(5.4)%	17.8	20.9	(3.1)	(14.8)%
Total operating expenses	$53.2	$49.1	$4.1	8.4%	$154.6	$150.8	$3.8	2.5%

Compensation and Benefits

Compensation and benefits increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily driven by increased global headcount from 281 associates as of September 30, 2015 to 326 associates as of September 30, 2016, offset by the timing of quarterly milestone bonuses achieved in 2016 compared to 2015. The Bats Hotspot acquisition in March 2015 also contributed to the increase for the nine months ended September 30, 2016.

Depreciation and Amortization

Depreciation and amortization stayed flat for three months ended September 30, 2016. For the nine months ended September 30, 2016, depreciation and amortization increased primarily due to an increase in amortization recorded of

$5.2 million for the intangible assets acquired with the Bats Hotspot Acquisition in March 2015, offset by a $1.6 million decrease in the European Equities segment due to the intangible assets amortized using the cash flow method.

Systems and Data Communication

Systems and data communication costs decreased for the three and nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to synergies achieved from the Direct Edge Acquisition as the Direct Edge legacy data center space was terminated in the second quarter of 2015.

Occupancy

Occupancy expenses remained flat for the three months ended September 30, 2016 compared to the same period in 2015 and decreased for the nine months ended September 30, 2016, compared to the same periods in 2015. The decrease for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily driven by the termination of the lease of the Direct Edge office space in the second quarter of 2015.

Professional and Contract Services

Professional and contract services fees increased for the three months ended September 30, 2016 compared to the same period in 2015 primarily due to $3.4 million of professional fees incurred in 2016 related to the planned merger with CBOE Holdings. For the nine months ended September 30, 2016, professional and contracted services fees increased due to $3.4 million of professional fees incurred in 2016 for the planned merger with CBOE Holdings and $3.0 million in IPO costs.

General and Administrative

General and administrative expenses decreased for the three months ended September 30, 2016 driven by synergies from the Direct Edge acquisition. General and administrative expenses decreased compared to the same period in 2015 primarily due to a $6.0 million accelerated expense of legacy Direct Edge servers that were no longer being used after the Direct Edge technology integration in January 2015, offset by a $1.5 million VAT recovery recorded in 2015 and $0.6 million of additional services that occurred in 2016 in preparation of our being a public company.

Operating Income

As a result of the items above, operating income for the three and nine months ended September 30, 2016 was $55.6 million and $175.9 million, respectively, compared to $54.9 million and $135.0 million for the three and nine months ended September 30, 2015, an increase of $0.7 million, or 1.3%, for the three months ended September 30, 2016, and $40.9 million, or 30.3%, for the nine months ended September 30, 2016.

Interest Expense, Net

Interest expense, net decreased in the three months ended September 30, 2016 primarily due to a debt refinancing on June 30, 2016.  The decrease for the nine months ended September 30, 2016 compared to the same period in 2015 was also driven by a debt refinancing in 2016 and offset by the additional debt issued in March 2015 to finance the Bats Hotspot Acquisition.

Loss on extinguishment of debt

With the refinancing of our debt in second quarter 2016, we recorded a $17.6 million loss on extinguishment of debt.

Other Income

Other income decreased for the nine months ended September 30, 2016 against the prior year due to the foreign currency gain on the revolving credit facility extinguished in March 2015.

Income Before Income Tax Provision

As a result of the above, income before income tax provision for the three and nine months ended September 30, 2016 was $48.5 million and $129.8 million respectively, compared to $42.5 million and $103.4 million for  the three and nine months ended September 30, 2015, respectively, an increase of $6.0 million and $26.4 million, respectively.

Income Tax Provision

For the three and nine months ended September 30, 2016, income tax provision was $20.0 million and $53.3 million respectively, compared with $17.2 million and $42.9 million for the three and nine months ended September 30, 2015 respectively. The effective tax rate for the three and nine months ended September 30, 2016 was 41.2% and 41.1%, respectively, compared to 40.5% and 41.5% for the three and nine months ended September 30, 2015, respectively.  The increase in the three months ended September 30, 2016 against the comparable period in the prior year was due to higher non-deductible expenses and tax reserves partially offset by a lower state tax rate.  The decrease in the nine months ended September 30, 2016 was due to a lower state tax rate.

We are investigating a potential change in our foreign holding company structure. Should this change happen, our future effective tax rate could be impacted and we could incur a material expenditure as a result.

Net Income

As a result of the items above, net income for the three and nine months ended September 30, 2016 was $28.5 million and $76.5 million, respectively, compared to $25.3 million and $60.5 million for the three and nine months ended September 30, 2015, respectively, an increase of $3.2 million and $16.0 million, respectively.

Segment Operating Results

The following summarizes our total revenues by segment:

				Percentage of Total Revenues
	Three Months Ended September 30,		Percent	Three Months Ended September 30,
	2016	2015	Change	2016	2015

U.S. Equities	$340.4	$377.6	(9.9)%	77.1%	76.7%
European Equities	24.0	30.0	(20.0)%	5.4%	6.1%
U.S. Options	66.8	74.3	(10.1)%	15.1%	15.1%
Global FX	10.4	10.1	3.0%	2.4%	2.1%
Total revenues	$441.6	$492.0	(10.2)%	100.0%	100.0%

				Percentage of Total Revenues
	Nine Months Ended September 30,		Percent	Nine Months Ended September 30,
	2016	2015	Change	2016	2015

U.S. Equities	$1,105.4	$1,034.6	6.8%	77.9%	77.5%
European Equities	82.5	90.1	(8.4)%	5.8%	6.7%
U.S. Options	200.7	187.3	7.2%	14.1%	14.0%
Global FX	29.8	23.2	28.4%	2.2%	1.8%
Total revenues	$1,418.4	$1,335.2	6.2%	100.0%	100.0%

The following summarizes our total revenues less cost of revenues by segment:

				Percentage of Revenues Less Cost of Revenues
	Three Months Ended September 30,		Percent	Three Months Ended September 30,
	2016	2015	Change	2016	2015

U.S. Equities	$71.1	$69.3	2.6%	65.3%	66.7%
European Equities	15.9	17.1	(7.0)%	14.6%	16.4%
U.S. Options	11.4	7.5	52.0%	10.5%	7.2%
Global FX	10.4	10.1	3.0%	9.6%	9.7%
Total revenues less cost of revenues	$108.8	$104.0	4.6%	100.0%	100.0%

				Percentage of Revenues Less Cost of Revenues
	Nine Months Ended September 30,		Percent	Nine Months Ended September 30,
	2016	2015	Change	2016	2015

U.S. Equities	$216.2	$193.8	11.6%	65.4%	67.8%
European Equities	52.4	50.9	2.9%	15.9%	17.8%
U.S. Options	32.1	17.9	79.3%	9.7%	6.3%
Global FX	29.8	23.2	28.4%	9.0%	8.1%
Total revenues less cost of revenues	$330.5	$285.8	15.6%	100.0%	100.0%

U.S. Equities

The following summarizes revenues, cost of revenues, operating expenses and operating income for our U.S. Equities segment:

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended September 30,		Percent	Three Months Ended September 30,		Nine Months Ended September 30,		Percent	Nine Months Ended September 30,
	2016	2015	Change	2016	2015	2016	2015	Change	2016	2015
	(in millions, except percentages, trading days and as noted below)
Revenues:
Transaction fees	$219.4	$258.3	(15.1)%	49.7%	52.5%	$737.3	$699.5	5.4%	52.0%	52.4%
Regulatory transaction fees	70.0	71.4	(2.0)%	15.9%	14.5%	217.3	202.4	7.4%	15.3%	15.2%
Market data fees	31.7	30.6	3.6%	7.2%	6.2%	95.4	86.7	10.0%	6.7%	6.5%
Connectivity fees and other	19.3	17.3	11.6%	4.3%	3.5%	55.4	46.0	20.4%	3.9%	3.4%
Total revenues	340.4	377.6	(9.9)%	77.1%	76.7%	1,105.4	1,034.6	6.8%	77.9%	77.5%
Cost of revenues:
Liquidity payments	190.1	225.3	(15.6)%	43.0%	45.8%	642.0	605.0	6.1%	45.3%	45.3%
Section 31 fees	70.0	71.4	(2.0)%	15.9%	14.5%	217.3	202.4	7.4%	15.3%	15.2%
Routing and clearing	9.2	11.6	(20.7)%	2.1%	2.4%	29.9	33.4	(10.5)%	2.1%	2.5%
Total cost of revenues	269.3	308.3	(12.7)%	61.0%	62.7%	889.2	840.8	5.8%	62.7%	63.0%
Revenues less cost of revenues	71.1	69.3	2.6%	16.1%	14.0%	216.2	193.8	11.6%	15.2%	14.5%
Operating expenses	23.9	25.5	(6.3)%	5.4%	5.2%	70.4	86.9	(19.0)%	5.0%	6.5%
Operating income	$47.2	$43.8	7.8%	10.7%	8.8%	$145.8	$106.9	36.4%	10.2%	8.0%

EBITDA (1)	$51.5	$48.4	6.4%	11.7%	9.8%	$158.6	$120.8	31.3%	11.2%	9.0%
EBITDA margin (2)	72.4%	69.8%	*	*	*	73.4%	62.3%	*	*	*
Normalized EBITDA (1)	$51.5	$47.6	8.2%	11.7%	9.7%	$158.8	$121.0	31.2%	11.2%	9.1%
Normalized EBITDA margin (3)	72.4%	68.7%	*	*	*	73.5%	62.4%	*	*	*
ADV (in billions):
Matched shares	1.4	1.6	(12.5)%	*	*	1.6	1.5	6.7%	*	*
Routed shares	0.1	0.1	—	*	*	—	—	—	*	*
Total touched shares	1.5	1.7	(11.8)%	*	*	1.6	1.5	6.7%	*	*
Market ADV	6.6	7.3	(9.6)%	*	*	7.4	6.9	7.2%	*	*
Trading days	64	64	—	*	*	189	188	0.5%	*	*
Bats ETPs (in billions of shares)	20.5	27.8	(26.3)%	*	*	76	68	11.8%	*	*
Bats ETPs: launches (number of launches)	11	—	*	*	*	47	7	571.4%	*	*
Bats ETPs: listings (number of listings)	103	33	212.1%	*	*	103	33	212.1%	*	*
Market share	20.8%	21.7%	*	*	*	20.8%	21.1%	*	*	*
ETPs: launches market share	16.4%	—	*	*	*	24.6%	3.3%	*	*	*
Net capture	$0.022	$0.020	10.0%	*	*	$0.021	$0.021	—	*	*

*  Not meaningful

(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA and Normalized EBITDA, and management’s reasons for using such non-GAAP measures.

(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.

(3)Normalized EBITDA margin represents Normalized EBITDA divided by revenues less cost of revenues.

For the three and nine months ended September 30, 2016, U.S. Equities operating income increased $3.4 million and $38.8 million, to $47.2 million and $145.8 million, respectively, compared to the same periods in 2015. The increase in revenues less cost of revenues was driven by a pricing change in proprietary market data in first quarter 2016 and incremental revenue from the ETF.com acquisition in April 2016. For both the three and nine months ended September 30, 2016, the decrease in operating expenses compared to the same periods in 2015 was driven by synergies from the Direct Edge acquisition and an expense acceleration in the first quarter of 2015 of $6.0 million for the retirement of legacy Direct Edge leased servers.

European Equities

The following summarizes revenues, cost of revenues, operating expenses and operating income for our European Equities segment:

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended September 30,		Percent	Three Months Ended September 30,		Nine Months Ended September 30,		Percent
	2016	2015	Change	2016	2015	2016	2015	Change	2016	2015
	(in millions, except percentages, trading days and as noted below)
Revenues:
Transaction fees	$18.6	$24.9	(25.3)%	4.2%	5.1%	$65.0	$75.1	(13.4)%	4.6%	5.6%
Market data fees	2.4	2.4	—	0.5%	0.5%	7.7	7.0	10.0%	0.5%	0.5%
Connectivity fees and other	3.0	2.7	11.1%	0.7%	0.5%	9.8	8.0	22.5%	0.7%	0.6%
Total revenues	24.0	30.0	(20.0)%	5.4%	6.1%	82.5	90.1	(8.4)%	5.8%	6.7%
Cost of revenues:
Liquidity payments	8.1	12.9	(37.2)%	1.8%	2.6%	30.1	39.2	(23.2)%	2.1%	2.9%
Total cost of revenues	8.1	12.9	(37.2)%	1.8%	2.6%	30.1	39.2	(23.2)%	2.1%	2.9%
Revenues less cost of revenues	15.9	17.1	(7.0%)	3.6%	3.5%	52.4	50.9	2.9%	3.7%	3.8%
Operating expenses	8.5	8.1	4.9%	1.9%	1.6%	26.5	25.1	5.6%	1.9%	1.9%
Operating income	$7.4	$9.0	(17.8%)	1.7%	1.9%	$25.9	$25.8	—	1.8%	1.9%

EBITDA (1)	$9.2	$11.6	(20.7)%	2.1%	2.4%	$31.9	$33.0	(3.3)%	2.2%	2.5%
EBITDA margin (2)	57.9%	67.8%	*	*	*	60.9%	64.8%	*	*	*
Normalized EBITDA (1)	$9.2	$11.6	(20.7)%	2.1%	2.4%	$31.9	$33.0	(3.3)%	2.2%	2.5%
Normalized EBITDA margin (3)	57.9%	67.8%	*	*	*	60.9%	64.8%	*	*	*
ADNV (in billions):
Matched and touched ADNV	€9.2	€12.1	(24.0)%	*	*	€10.8	€12.7	(15.0)%	*	*
Market ADNV	€39.8	€49.7	(19.9)%	*	*	€46.6	€52.4	(11.1)%	*	*
Trading days	66	66	—	*	*	193	192	0.5%	*	*
Market share	23.0%	24.4%	*	*	*	23.2%	24.2%	*	*	*
Net capture per matched notional value (in basis points)	0.156	0.134	16.4%	*	*	0.15	0.132	13.6%	*	*
Average British pound/U.S. dollar exchange rate	$1.313	$1.532	(14.3)%	*	*	$1.393	$1.532	(9.1)%	*	*
Average Euro/British pound exchange rate	£0.848	£0.717	18.3%	*	*	£0.800	£0.727	10.0%	*	*

*  Not meaningful

(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA and Normalized EBITDA, and management’s reasons for using such non-GAAP measures.

(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.

(3)Normalized EBITDA margin represents Normalized EBITDA divided by revenues less cost of revenues.

For the three and nine months ended September 30, 2016, the European Equities segment’s operating income decreased $1.6 million and increased $0.1 million, respectively, compared to the three and nine months ended September 30, 2015. For the three months ended September 30, 2016 compared to the same period in 2015, revenues less cost of revenues decreased $1.2 million due to a $2.9 million decrease from the decline in the average exchange rate of the British pound to the U.S. dollar, offset by a 16.4% increase in net capture driven by pricing changes implemented in January 2016.  Operating expenses increased $0.4 million, driven by a decrease of $1.5 million primarily as a result of the decreased average exchange rate of the British pound to the U.S. dollar, offset by the $1.5 million VAT recovery recorded in the three months ended September 30, 2015.  For the nine months ended September 30, 2016, revenues less cost of revenues increased $1.5 million primarily due to a 13.6% increase in net capture driven by the pricing changes implemented in January 2016, offset by a $5.2 million decrease from the decline in the value of the British pound. Operating expenses increased by $1.4 million due to increased compensation and benefit costs and a $1.5 million VAT recovery recorded in the nine months ended September 30, 2015. This was offset by a decline in the average exchange rate of the British pound to the U.S. dollar.

U.S. Options

The following summarizes revenues, cost of revenues, operating expenses and operating income for our U.S. Options segment:

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended September 30,		Percent	Three Months Ended September 30,		Nine Months Ended September 30,		Percent	Nine Months Ended September 30,
	2016	2015	Change	2016	2015	2016	2015	Change	2016	2015
	(in millions, except percentages, trading days and as noted below)
Revenues:
Transaction fees	$60.0	$68.5	(12.4)%	13.6%	13.9%	$180.6	$172.3	4.8%	12.7%	12.9%
Regulatory transaction fees	1.8	1.8	—	0.4%	0.4%	5.5	4.6	19.6%	0.4%	0.3%
Market data fees	2.2	2.2	—	0.5%	0.4%	6.8	5.7	19.3%	0.5%	0.4%
Connectivity fees and other	2.8	1.8	55.6%	0.6%	0.4%	7.8	4.7	66.0%	0.5%	0.4%
Total revenues	66.8	74.3	(10.1)%	15.1%	15.1%	200.7	187.3	7.2%	14.1%	14.0%
Cost of revenues:
Liquidity payments	52.6	64.0	(17.8)%	11.9%	13.0%	160.4	161.6	(0.7)%	11.3%	12.1%
Section 31 fees	1.8	1.8	—	0.4%	0.4%	5.5	4.6	19.6%	0.4%	0.3%
Routing and clearing	1.0	1.0	—	0.2%	0.2%	2.7	3.2	(15.6)%	0.2%	0.3%
Total cost of revenues	55.4	66.8	(17.1)%	12.5%	13.6%	168.6	169.4	(0.5)%	11.9%	12.7%
Revenues less cost of revenues	11.4	7.5	52.0%	2.6%	1.5%	32.1	17.9	79.3%	2.2%	1.3%
Operating expenses	5.9	3.8	55.3%	1.3%	0.8%	17.1	10.7	59.8%	1.2%	0.8%
Operating income	$5.5	$3.7	48.6%	1.3%	0.7%	$15.0	$7.2	108.3%	1.0%	0.5%

EBITDA (1)	$6.0	$4.2	42.9%	1.4%	0.9%	$16.5	$8.6	91.9%	1.2%	0.6%
EBITDA margin (2)	52.6%	56.0%	*	*	*	51.4%	48.0%	*	*	*
Normalized EBITDA (1)	$6.0	$4.2	42.9%	1.4%	0.9%	$16.5	$8.6	91.9%	1.2%	0.6%
Normalized EBITDA margin (3)	52.6%	56.0%	*	*	*	51.4%	48.0%	*	*	*
ADV (in millions):
Matched contracts	1.7	1.9	(10.5%)	*	*	1.7	1.6	6.2%	*	*
Routed contracts	—	—	*	*	*	—	—	*	*	*
Total touched contracts	1.7	1.9	(10.5%)	*	*	1.7	1.6	6.2%	*	*
Market ADV	15.1	17.8	(15.2%)	*	*	15.8	16.3	(3.1%)	*	*
Trading days	64	64	—	*	*	189	188	0.5%	*	*
Market share	11.0%	10.9%	*	*	*	11.0%	9.9%	*	*	*
Net capture per touched contract	$0.059	$0.027	118.5%	*	*	$0.053	$0.024	120.8%	*	*

*  Not meaningful

(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA and Normalized EBITDA, and management’s reasons for using such non-GAAP measures.

(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.

(3)Normalized EBITDA margin represents Normalized EBITDA divided by revenues less cost of revenues.

For the three and nine months ended September 30, 2016, the U.S. Options segment’s operating income increased $1.8 million and $7.8 million to $5.5 million and $15.0 million, respectively, compared to the three and nine months ended September 30, 2015. Revenues less cost of revenues increased $3.9 million and $14.2 million for the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015, primarily driven by increased net capture from $0.027 and $0.024 per contract for the three and nine months ended September 30, 2015, respectively, to $0.059 and $0.053 per contract for the three and nine months ended September 30, 2016, respectively. Operating expenses increased $2.1 million and $6.4 million for the three and nine months ended September 30, 2016, respectively, primarily driven by increases in compensation and benefit expense due to the launch of our second Options book (EDGX Options) in November 2015.

Global FX

The following summarizes revenues, cost of revenues, operating expenses and operating income for our Global FX segment:

				Percentage of Total Revenues					Percentage of Total Revenues
	Three Months Ended September 30,		Percent	Three Months Ended September 30,		Nine Months Ended September 30,		Percent	Nine Months Ended September 30,
	2016	2015	Change	2016	2015	2016	2015	Change	2016	2015
	(in millions, except percentages and as noted below)
Revenues:
Transaction fees	$9.1	$10.1	(9.9)%	2.1%	2.1%	$28.2	$23.2	21.6%	2.0%	1.7%
Market data fees	0.1	—	*	—	—	0.2	—	*	—	—
Connectivity fees and other	1.2	—	*	0.3%	—	1.4	—	*	0.1%	—
Total revenues	10.4	10.1	3.0%	2.4%	2.1%	29.8	23.2	28.4%	2.1%	1.7%
Cost of revenues:
Total cost of revenues	—	—	*	—	—	—	—	*	—	—
Revenues less cost of revenues	10.4	10.1	3.0%	2.4%	2.1%	29.8	23.2	28.4%	2.1%	1.7%
Operating expenses	10.7	11.1	(3.6)%	2.5%	2.3%	33.1	27.2	21.7%	2.3%	2.0%
Operating (loss) income	$(0.3)	$(1.0)	70.0%	(0.1%)	(0.2%)	$(3.3)	$(4.0)	17.5%	(0.2)%	(0.3)%

EBITDA (1)	3.8	2.4	58.3%	0.9%	0.5%	9.1	3.5	160.0%	0.6%	0.3%
EBITDA margin (2)	36.5%	23.8%	*	*	*	30.5%	15.1%	*	*	*
Normalized EBITDA (1)	4.4	4.1	7.3%	1.0%	0.8%	11.4	9.9	15.2%	0.8%	0.7%
Normalized EBITDA margin (3)	42.3%	40.6%	*	*	*	38.3%	42.7%	*	*	*
ADNV (in billions)	$25.7	$25.9	(0.8)%	*	*	$27.0	$26.9	0.4%	*	*
Net capture per one million dollars traded	$2.70	$2.95	(8.5)%	*	*	$2.68	$3.00	(10.7)%	*	*
Trading days	66	66	—	*	*	195	144	35.4%	*	*

*  Not meaningful

(1)See footnote (1) to the table under “Financial Summary” above for a reconciliation of net income to EBITDA and Normalized EBITDA, and management’s reasons for using such non-GAAP measures.

(2)EBITDA margin represents EBITDA divided by revenues less cost of revenues.

(3)Normalized EBITDA margin represents Normalized EBITDA divided by revenues less cost of revenues.

For the three months ended September 30, 2016 compared to the same period in 2015, the operating loss decreased $0.7 million, primarily driven by the decrease in the change of contingent consideration.  For the nine months ended September 30, 2016 compared to the same period in 2015, the operating loss also decreased $0.7 million as a 10.7% decrease in net capture was offset by additional revenues due to the Bats Hotspot Acquisition in March 2015.

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

In the near term, we expect that our operations and availability under our revolving credit facility will meet our cash needs to fund our operations, capital expenditures, debt repayments and any dividends. See Note 8 “Debt” of the condensed consolidated financial statements for further information.  Our long-term cash needs will depend on many factors including an introduction of new products, enhancements of current products, the geographic mix of our business and any potential acquisitions. We believe our operations and the availability under our revolving credit facility will meet any long-term needs unless an acquisition is identified.

Cash and cash equivalents include cash in banks and all non-restricted, highly liquid investments with original maturities of three months or less at the time of purchase. Cash and cash equivalents as of September 30, 2016 decreased $6.0 million from December 31, 2015 primarily due to the net payments of long-term debt of $89.1 million offset by net income of $76.5 million and changes in various other balance sheet accounts. See “—Cash Flow” below for further discussion.

Our cash and cash equivalents held outside of the United States in various foreign subsidiaries totaled $41.7 million as of September 30,  2016 and $32.8 million as of December 31, 2015. The remaining balance was held in the United States and totaled $27.4 million as of September 30, 2016 and $42.3 million as of December 31, 2015. The majority of cash held outside the United States is available for repatriation, but under current law, could subject us to additional United States income taxes, less applicable foreign tax credits. In connection with the acquisition of ETF.com on April 1, 2016, we have $1.8 million of restricted cash held to be paid to the sellers of ETF.com within 18 months after acquisition date upon release of seller indemnifications per the terms of the acquisition agreement.

Our financial investments include investments with original or acquired maturities longer than three months but that mature in less than one year from the statement of financial condition date and are recorded at fair value. As of September 30, 2016 and December 31, 2015, financial investments primarily consisted of U.S. Treasury securities.

Cash Flow

The following table summarizes our cash flow data for the nine months ended September 30, 2016:

	Nine Months Ended September 30,
	2016	2015

Net cash provided by operating activities	$72.6	$8.1
Net cash used in investing activities	26.0	(297.8)
Net cash (used in) provided by financing activities	(113.8)	249.4
Effect of foreign currency exchange rate changes on cash and cash equivalents	9.2	(4.0)
	$(6.0)	$(44.3)

Net Cash Flows Provided by Operating Activities

During the nine months ended September 30, 2016, net cash provided by operating activities was $4.9 million less than net income. The primary adjustment was the decrease of the Section 31 fees payable of $67.9 million, as the fees were paid to the SEC in September, offset by depreciation and amortization of $31.2 million, the loss on extinguishment of debt of $17.6 million and changes in other various balance sheet accounts.

During the nine months ended September 30, 2015, net cash provided by operating activities was $52.4 million less than net income. The primary adjustments were a decrease in Section 31 fees payable of $83.5 million, offset by a non-cash adjustment for depreciation and amortization of $28.5 million.

Net Cash Flows Provided by (Used in) Investing Activities

Net cash flows provided by (used in) investing activities for the nine months ended September 30, 2016 and 2015 were $26.0 million and $(297.8) million, respectively, and reflected changes in net purchases and redemptions of available-for-sale securities of $47.2 million in 2016 and $61.4 million in 2015. In 2016, we acquired ETF.com for $12.6 million and in 2015 we acquired Bats Hotspot for $360.9 million, net of cash acquired. Purchases of property and equipment were $6.8 million and $12.3 million for the nine months ended September 30, 2016 and 2015, respectively.

We expect to spend $10.0 million to $15.0 million in capital expenditures in 2016 primarily for the general maintenance and ongoing enhancement of our data and telecommunications infrastructure and disaster recovery sites.

Net Cash Flows (Used in) Provided by Financing Activities

In connection with the debt refinancing in June 2016, for the nine months ended September 30, 2016, (see discussion under “—Liquidity and Capital Resources—Contractual Obligations” below), we received proceeds from long-term debt of $646.7 million while making principal payments on long-term debt of $735.8 million.  We also paid $11.0 million in debt issuance costs and $7.7 million in distributions.

For the nine months ended September 30, 2015, in connection with the Bats Hotspot Acquisition, $373.8 million of long term debt was issued.  We made $102.4 million in principal payments on long term debt, $16.5 million in payments of debt issuance cost and $4.8 million in distributions.

Financial Assets

The following summarizes our financial assets as of September 30, 2016 and December 31, 2015 (in millions):

	September 30,	December 31,
	2016	2015

Cash and cash equivalents	$69.1	$75.1
Financial investments	0.5	47.7
Adjusted cash (1)	69.6	54.9

(1)

Adjusted cash represents cash and cash equivalents plus financial investments minus cash collected for Section 31 fees. We have presented Adjusted cash because we consider it an important supplemental measure of our liquidity and believe that it is frequently used by analysts, investors and other interested parties in the evaluation of companies.

Debt

The following summarizes our debt obligations as of September 30, 2016 and December 31, 2015 (in millions):

	September 30,	December 31,
	2016	2015

Term loans outstanding	$599.3	$677.6
Revolving credit facility	—	—
Current portion of long-term debt	(4.1)	(83.9)
Long-term debt	$595.2	$593.7

As of September 30, 2016 and December 31, 2015, we were in compliance with the covenants of our debt agreement.

In addition to the debt outstanding, as of September 30, 2016, we had an additional $100.0 million available through our revolving credit facility. Together with Adjusted cash, we had $169.6 million available to fund our operations, capital expenditures, potential acquisitions, debt repayments and any dividends as of September 30, 2016.

Contractual Obligations

As of September 30, 2016, our contractual obligations included real property leases, operating leases, data and telecommunications agreements, equipment leases and our long-term debt outstanding.

In June 2016, the Company refinanced its Amended 2014 Loan with a new seven-year $650 million term loan (the 2016 Term Facility).  The 2016 Term Facility decreased the spread on the interest rate to, subject to compliance with a leverage ratio pricing grid, LIBOR plus 350 basis points, and includes 50 basis points of original issue discount. Under the 2016 Term Facility, the required annual amortization also decreased to 1.0% per annum, calculated on the basis of the outstanding principal amount of the 2016 Term Facility. In addition, the Company entered into a new three-year $100 million revolving credit facility with an interest rate based on, subject to compliance with a leverage ratio grid, LIBOR plus 275, which includes an undrawn fee,  subject to compliance with a leverage ratio grid, of 37.5 basis points, replacing the revolving credit facility under the Amended 2014 Loan.

Upon closing of the transaction with CBOE Holdings, the 2016 Term Facility will be repaid.

If the Merger Agreement is terminated under certain specified circumstances, Bats may be required to pay CBOE Holdings a termination fee of $110 million or reimburse CBOE Holdings’ expenses up to $10 million.

There were no other material changes outside the ordinary course of our business with respect to our contractual obligations during the nine months ended September 30, 2016 from those disclosed in our final prospectus filed with the SEC pursuant to Rule 424(b) on April 15, 2016.

Off Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

In the third quarter of 2016, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our final prospectus filed on April 15, 2016.

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

For the three and nine months ended September 30, 2016, our exposure to foreign-denominated revenues and expenses is presented by primary foreign currency in the following table:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Euro(1)	British Pound (1)	Euro(1)	British Pound (1)
Foreign denominated % of:
Revenues	2.3%	2.4%	2.5%	2.4%
Cost of revenues	1.6%	0.2%	1.9%	0.5%
Operating expenses	0.9%	—	0.7%	—
Impact of 10% adverse currency fluctuation on:
Revenues	$1.0	$0.5	$3.6	$3.4
Cost of revenues	0.5	—	2.0	0.6
Operating expenses	0.1	—	0.1	—

(1)An average foreign exchange rate to the U.S. dollar for the period was used.

Equity Risk

Our investment in European operations is exposed to volatility in currency exchange rates through translation of our net assets or equity to U.S. dollars. The assets and liabilities of our European business are denominated in British pounds. Fluctuations in currency exchange rates may create volatility in our reported results as we are required to translate foreign currency reported statements of financial condition and income into U.S. dollars for consolidated reporting. The translation of these non-U.S. dollar statements of financial condition into U.S. dollars for consolidated reporting results in a cumulative translation adjustment, which is recorded in accumulated other comprehensive loss (income) within stockholders' equity on our consolidated statements of financial condition. Our primary exposure to this equity risk as of September 30, 2016 is presented by foreign currency in the following table:

British Pound (1)
(in millions)
Net equity investment in Bats Europe	$237.2
Impact on consolidated equity of a 10% adverse currency fluctuation	$23.7

(1)Converted to U.S. dollars using the foreign exchange rate of British pounds into U.S. dollars as of September 30,
2016.

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

In addition, with respect to orders Bats Trading routes to other markets for execution on behalf of our customers, Bats Trading is exposed to some counterparty credit risk in the case of failure to perform on the part of our clearing firms, Morgan Stanley or Wedbush Securities. Morgan Stanley and Wedbush Securities guarantee trades until one day after the trade date, after which time NSCC provides a guarantee. Thus, Bats Trading is potentially exposed to credit risk to the counterparty to a trade routed to another market center between the trade date and one day after the trade date in the event that Morgan Stanley or Wedbush Securities fails. We believe that any potential requirement for us to make payments under these guarantees is remote and accordingly, have not recorded any liability in the consolidated financial statements for these guarantees.

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

Item 4.  Controls and Procedures

(a) Disclosure controls and procedures. Bats Global Markets, Inc.’s management, with the participation of Bats Global Markets, Inc.’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of Bats Global Markets, Inc.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, Bats Global Markets, Inc.’s Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of such period, Bats Global Markets, Inc.’s disclosure controls and procedures are effective.

(b) Internal controls over financial reporting. There have been no changes in Bats Global Markets, Inc.’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, Bats Global Markets, Inc.’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.        Legal Proceedings.

For the three and nine months ended September 30, 2016, Bats Global Markets, Inc. incorporates herein by reference the discussion set forth in Note 18 (“Commitments, Contingencies and Guarantees—Legal Proceedings”) of the condensed consolidated financial statements included herein, and no other matters were reportable during the period.  In addition to the matters incorporated herein by reference, Bats Global Markets, Inc. is from time to time involved in various legal proceedings that arise in the ordinary course of its business. Bats Global Markets, Inc. does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its consolidated financial statements as a whole.

Item 1A.    Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors detailed below. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our final prospectus filed on April 15, 2016, in our Form 10-Q filed on August 4, 2016, and those detailed below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Relating to the Planned Merger
Failure to complete the planned merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the planned merger will occur. The closing of the merger is subject to certain conditions, including, among others, (i) the adoption of the Merger Agreement by the holders of at least a majority of the outstanding shares of our common stock entitled to vote thereon, (ii) approval of the issuance of shares of CBOE Holdings’ common stock in the Merger by the holders of at least a majority of the shares of CBOE Holdings’ common stock entitled to vote thereon and present in person or represented by proxy at the CBOE Holdings stockholder meeting called for such purpose, (iii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and regulatory approval by the SEC, the Financial Industry Regulatory Authority and the U.K. Financial Conduct Authority, (iv) no court order or other legal restraint or prohibition preventing the consummation of the planned merger transactions or imposing a “burdensome effect” (as defined in the Merger Agreement) upon the consummation thereof, (v) the absence of any pending action commenced by a governmental or regulatory body wherein a judgment would reasonably be expected to prevent the consummation of the planned merger transactions or impose a burdensome effect upon the consummation thereof, (vi) receipt of tax opinions from counsel to each of us and CBOE Holdings with respect to the treatment of the planned merger transactions from a tax perspective, (vii) in the case of CBOE Holdings’ obligation to effect the merger, no exercise of appraisal rights by our stockholders holding more than 20% of the outstanding shares of our common stock, (viii) in the case of each party’s obligation to effect the planned merger, the absence of a material adverse effect with respect to the other party since the date of the Merger Agreement, and (ix) subject to materiality exceptions, the accuracy of the representations and warranties made by CBOE Holdings, CBOE Corporation and CBOE V, LLC, on the one hand, and us on the other hand, and compliance by us and CBOE Holdings, CBOE Corporation and CBOE V, LLC in all material respects with each party’s respective obligations under the Merger Agreement. There can be no assurance that the conditions to the closing of the planned merger will be satisfied in a timely matter or at all.

In particular, before the proposed transactions contemplated by the Merger Agreement, including the planned merger, may be completed, various clearances and approvals must be obtained from certain regulatory and governmental authorities.  These regulatory and governmental entities may impose conditions on the granting of such approvals.  Such conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the planned merger or of imposing additional costs or limitations on the combined company following the planned merger.  The regulatory approvals may not be received at all, may not be received in a timely fashion and may contain conditions on the completion of the planned merger.  However, if any such conditions impose a “burdensome effect” as defined in the Merger Agreement, the parties may not be obligated to complete the planned merger, and either we or CBOE Holdings may have the right to terminate the Merger Agreement.  In addition, our and CBOE Holdings’ respective obligations to complete the planned merger are conditioned on the receipt of certain regulatory approvals or waiver by the other party of such condition.

If CBOE Holdings’ financing for the planned merger becomes unavailable, the planned merger may not be completed.

CBOE Holdings intends to finance all or a portion of the cash component of the merger consideration with debt financing. There are a number of conditions that must be satisfied or waived in order for closing of the debt financing to occur. There is a risk that these conditions will not be satisfied. In the event that the financing currently contemplated is not available, CBOE Holdings may be required to obtain alternative financing on terms that are less favorable to CBOE Holdings than those currently contemplated by CBOE Holdings. In addition, any alternative financing may not be available on acceptable terms, in a timely manner or at all. While obtaining financing is not a condition to CBOE Holdings’ obligation to effect the planned merger under the Merger Agreement, if other financing becomes necessary and CBOE Holdings is unable to secure such other financing, the planned merger may not be completed.

The Merger Agreement contains provisions that may discourage other companies from trying to acquire us for a value greater than the merger consideration.

The Merger Agreement contains provisions that apply both during the pendency of the merger transaction with CBOE Holdings as well as afterward should the planned merger with CBOE Holdings not be consummated that may discourage a third party from submitting a business combination proposal to us that might result in greater value to our stockholders than the planned CBOE Holdings merger.  These Merger Agreement provisions include a general prohibition on us from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions.  In addition, we may be required to pay CBOE Holdings a termination fee in certain circumstances involving acquisition proposals for competing transactions.

Failure to complete the planned merger could negatively impact our stock price and future business and financial results.

If the planned merger is not completed, our ongoing businesses may be adversely affected and we will be subject to several risks and consequences, including the following:

•	We may be required, under certain circumstances, to pay CBOE Holdings a termination fee of $110 million or reimburse CBOE Holdings’ expenses up to $10 million under the Merger Agreement;
•	We will be required to pay certain costs relating to the planned merger, whether or not the planned merger is completed, such as legal, accounting, financial advisory and printing fees;
•

Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the planned merger that may adversely affect our ability to execute certain of our business strategies; and

•

Matters relating to the planned merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company and such commitments by our management may impact our business, financial condition and results of operations.

In addition, if the planned merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees.  We also could be subject to litigation related to any failure to complete the planned merger or to enforcement proceedings commenced against us to perform our obligations under the Merger Agreement.  If the planned merger is not completed, we cannot assure our stockholders that the risks described above will not materialize and will not materially and adversely affect our business, financial condition and results of operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on April 15, 2016.

Purchases of Equity Securities

None.

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

Bats Global Markets, Inc.
(Registrant)

Date: November 7, 2016	By:	/s/ Brian N. Schell
	Name:	Brian N. Schell
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of September 25, 2016, by and among CBOE Holdings, Inc., CBOE Corporation, CBOE V, LLC and Bats Global Markets, Inc. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed on September 28, 2016 (Commission File No. 001-37732)).

10.1

Form of Voting and Support Agreement between CBOE Holdings, Inc. and the directors and executive officers of Bats Global Markets, Inc.  (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on September 28, 2016 (Commission File No. 001-37732)).

10.2

Form of Voting and Support Agreement between Bats Global Markets, Inc. and the directors and executive officers of CBOE Holdings, Inc. (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on September 28, 2016 (Commission File No. 001-37732)).

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